Form 10QSB
period 2002-06-30
EZ TRAVEL INC
filed 2002-08-09
CIK 1170422

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-49795
--------------------------------------------------------------------------

                               EZ TRAVEL, INC.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

             Nevada                                80-0001653
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

     3415 Ocatillo Way, North Las Vegas, NV               89031
   ------------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (702) 221-1952
                                         ----------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $.001 par value per share, 60,000,000 shares authorized, 3,600,000 issued and outstanding as of June 30, 2002. Preferred Stock, $.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of June 30,, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Independent Accountant's Report......................    6
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    7
          Statements of Stockholders' Equity (unaudited).......    8
          Statements of Cash Flows (unaudited).................    9
          Notes to Financial Statements........................  10-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended
June 30, 2002, follow.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors
  EZ Travel, Inc.


We have reviewed the accompanying balance sheet of EZ Travel, Inc. as of June 30, 2002, and the related statements of operations, cash flows and stockholders' equity for the three month and six month periods ended June 30, 2002, and for the period from inception (December 27, 2001) to June 30, 2002. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of March 31, 2002, and the related statements of operations, stockholders equity, and cash flows for the initial period then ended (not presented herein); and in our report dated April 26, 2002, we expressed an unqualified opinion on those financial statements.

In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



                                 MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                 Certified Public Accountants


New York, New York
July 23, 2002

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                              BALANCE SHEET
                              JUNE 30, 2002
                                (UNAUDITED)



BALANCE SHEETS

ASSETS
  Cash and cash equivalents                                       $     8,832
                                                                  -----------
    Total current assets                                                8,822

Property and equipment, net of accumulated depreciation of $520         2,361
                                                                  -----------

    TOTAL ASSETS                                                  $    11,193
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Total current liabilities                                     $         -
                                                                  -----------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A: B: C; $0.001 par value;
    5,000,000 shares authorized per series, -0- shares
    issued and outstanding                                                  -
  Common stock, $0.001 par value;
    60,000,000 shares authorized, 3,600,000
    shares issued and outstanding                                       3,600
  Additional paid-in capital                                           14,400
  Deficit accumulated during the development stage                     (6,807)
                                                                  -----------
    Total stockholders' equity                                         11,193
                                                                  -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    11,193


The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                                (UNAUDITED)


STATEMENTS OF OPERATIONS

                                       For the     For the          From
                                        Three        Six        December 27,
                                        Months      Months          2001
                                        Ended       Ended      (Inception to)
                                       June 30,    June 30,       June 30,
                                         2002        2002           2002
                                      ----------  ----------  ---------------
Revenue                               $      247  $      247  $           247

Cost of Sales                                237         237              237
                                      ----------  ----------  ---------------

Gross Profit                                  10          10               10

General and administrative expenses        4,719       6,817            6,817
                                      ----------  ----------  ---------------

Loss from operations before provision
  for income taxes                       (4,709)     (6,807)          (6,807)

Provision for income taxes                     -           -                -
                                      ----------  ----------  ---------------

Net loss                              $  (4,709)  $  (6,807)  $       (6,807)
                                      ==========  ==========  ===============

Net loss per share -
  basic and diluted                   $        -  $        -  $             -
                                      ==========  ==========  ===============

Weighted average number of
  common shares                        3,600,000   2,906,519        2,886,919
                                      ==========  ==========  ===============


The accompanying notes are an integral part of these financial statements.

                                EZ TRAVEL, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

STATEMENT OF STOCKHOLDERS' EQUITY
                                                        Deficit
                                                      Accumulated
                                           Additional During the     Total
           Preferred Stock    Common Stock    Paid-In Development Stockholders'
            Shares  Amount  Shares    Amount  Capital    Stage       Equity
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Dec 27,2001
(Inception)      -  $     -         - $    - $      - $         - $           -

Founder
shares
issued at
$0.001           -        - 2,000,000  2,000        -           -         2,000
           -------  ------- --------- ------ -------- ----------- -------------

Balance,
Dec 31,2001      -        - 2,000,000  2,000        -           -         2,000

Sale of
common stock
at $0.01
per share
from
Jan 3,2002
through
Mar 31,2002
(pursuant
to Rule 504
offering)        -        - 1,600,000  1,600   14,400           -        16,000

Loss for
the period       -        -         -      -        -           -             -
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Dec 31, 2001     -  $     - 3,600,000 $3,600 $ 14,400 $         - $      18,000
           -------  ------- --------- ------ -------- ----------- -------------
Loss for
The period       -        -         -      -        -      (6,807)       (6,807)
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
June 30, 2002    -  $     - 3,600,000 $3,600 $ 14,400      (6,807)       11,193
           =======  ======= ========= ====== ======== =========== =============

The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


STATEMENTS OF CASH FLOWS
                                       For the     For the          From
                                        Three        Six        December 27,
                                        Months      Months          2001
                                        Ended       Ended      (Inception to)
                                       June 30,    June 30,       June 30,
                                         2002        2002           2002
                                      ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                              $  (4,709)  $  (6,807)  $       (6,807)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Depreciation and amortization            230         520              520
                                      ----------  ----------  ---------------
NET CASH USED IN OPERATING ACTIVITIES    (4,479)     (6,287)          (6,287)
                                      ----------  ----------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                     -     (2,881)          (2,881)
                                      ----------  ----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock                    -      16,000           18,000
                                      ----------  ----------  ---------------

  Net change in cash                     (4,479)       6,832            8,832

  Cash - beginning of period              13,311       2,000                -
                                      ----------  ----------  ---------------

  Cash - end of period                $    8,832  $    8,832  $         8,832
                                      ==========  ==========  ===============

Supplemental Information:
  Cash payments made for:
    Income taxes                      $        -  $        -  $             -
                                      ==========  ==========  ===============
    Interest                          $        -  $        -  $             -
                                      ==========  ==========  ===============


The accompanying notes are part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2002


NOTE 1 - DESCRIPTI0N OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Nature of Operations
         --------------------

         EZ Travel, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on December 27, 2001.

         Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of its travel agency business. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to compete in the travel agency market, establish a customer base, and then successfully market its travel agency services.

         Interim Financial Information
         -----------------------------

         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in tile United States of America, pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form
         10-SB for the period from December 21, 2001 (inception) to March 31, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended
         June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2002

         Use of Estimates
         ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Property and Equipment
         ----------------------

         Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the various classes of assets.

         Long-Lived Assets
         -----------------

         SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that no impairment loss need be recognized for applicable assets of operations.

         Income Taxes
         ------------

         Income taxes are provided for based on the liability method of accounting pursuant to SF AS No.1 09, "Accounting for Income Taxes." Deferred income taxes, if any are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               JUNE 30, 2002


NOTE 2 - COMMON STOCK

         On December 27, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock to its founders for cash of $2,000.

         During March 2002, the Company issued 1,600,000 shares of its $0.001 par value common stock at $0.01 per share for cash of$16,000. The shares were issued pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933 offering.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and 'their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

EZ Travel, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 27, 2001. The articles of the Company authorize the issuance of sixty million (60,000,000) shares of Common Stock at par value of $0.001 per share and fifteen million (15,000,000) shares of Preferred Stock at par value of $0.001. On December
28, 2001, the Company issued two million (2,000,000) shares of its $0.001 par value Common Stock for cash of $2,000, held by one (1) founding shareholder (Edward C. Zimmerman, III) of record. On March 31, 2002, EZ Travel completed a public offering of shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby the Company sold 1,600,000 shares of Common Stock to approximately 36 unaffiliated shareholders of record.

EZ Travel, Inc. was incorporated to set up a travel agency based in Las Vegas, Nevada. The Company initially plans to focus its efforts on booking cruise tours, hotels, air travel and car rentals for future clients who live in Las Vegas. This includes but is not limited to: travel activities including, receptions and services for organized groups and individuals. The Company hopes to organize travel tours to various locations outside of the the Las Vegas area.

In order to achieve success in organizing travel tours, management believes the Company will need to implement the following:

a)  Develop promotional tools to generate new business and new customers.
b) Increase marketing efforts of its travel services through the use of promotional activities.
c) Implement more selective profitability criteria for proposal work. (This is, base travel packages and destinations on the best group rates available.)
d) Maintain an image of professionalism, reliable and fast service with emphasis on customer service..
e)  Secure new financing that will help pay the required start-up costs.

The first priority for EZ Travel is to create new business in the Las Vegas area, which will cater to the residents of Las Vegas. The Company's business plan encompasses the following strategies:

   o    Market its services to provide group tour packages.

   o Identify travel locations, based on age demographics, where group tour packages can be offered.

   o Obtain best group tour prices for travel, lodging, local travel, and local attractions.

   o Utilize known networking groups, e.g., senior centers, churches, clubs, casino personnel, luncheon groups in the Las Vegas area, to market these group tour packages.

   o    Establish a reputation for EZ Travel, as a leisure travel agency.

Recent Events
-------------

On July 1, 2002, EZ Travel, Inc., entered into an agreement with Incentive Connection Travel, Inc., located in Phoenix, Arizona, whereby EZ Travel, Inc. would become an independent contractor for Incentive Connection Travel, Inc. With this affiliation, and upon approval of Incentive Connection Travel's license in Nevada as a Seller of Travel, EZ Travel, Inc. will be able to apply to the State of Nevada for licensing so that it may provide the services of a travel agent to the general public. (See Exhibit 10 "Independent Contractor Agreement.")


Going Concern - The Company experienced operating losses for the period ended June 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

During the Second Quarter ended June 30, 2002, the Company generated
$247 in revenues. This cannot be compared to last year, as the Company was incorporated on December 27, 2001. For its first six month period, the Company incurred a net loss $6,807, and for current Quarter ended June 30, 2002, the Company incurred a net loss of $4,709. The net loss for the current Quarter included general and administrative expenses of $4,719, and; and, a negative cash flow of $4,479. During the Second Quarter, the Company continued to seek new strategies to develop a travel agency customer base . The majority of the Company's expenses for the Quarter included general and administrative expenses. Since the Company's inception, on December 27, 2001 the Company has lost $6,807.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate significant profit during the coming year, unless the company can define a better strategy to build its customer base. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing and administrative costs will most likely exceed any anticipated revenues.

The Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.

Liquidity and Capital Resources

On December 28, 2001, the Company issued two million (2,000,000) shares of its $0.001 par value Common Stock for cash of $2,000, held by one (1) shareholder of record.

On February 21, 2002, EZ Travel was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On March 31, 2002, EZ Travel completed a public offering of shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby EZ Travel sold 1,600,000 shares of Common Stock to approximately 36 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. The Company filed an original Form D with the Securities and Exchange Commission on or about March 31, 2002. As of June 30, 2002, therefore, the number of common shares issued and outstanding is three million, six-hundred thousand (3,600,000).

The Company could be required to secure additional financing to fully implement its entire business plan. There are no guarantees that such financing will be available to the Company, or if available, will be on terms and conditions satisfactory to management.

The Company does not have any preliminary agreements or understandings between the company and its stockholders/officers and directors with respect to loans or financing to operate the company. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Employees
---------

The Company currently has one (1) employee, who serves as President and Chief Executive Officer. In order to further implement its business plan, management recognizes that additional staff will be required. This would include an office assistant and sales agents as required to complete the work. The Company does not intend to expand its staff until the Company can demonstrate a profit on a consistent basis.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

(i) Market For Company's Common Stock
-------------------------------------

The Common Stock of the Company is currently not traded on the OTC-Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date. The Company has submitted a 15c211 application with a market maker to list its common stock on the NASD OTC-Bulletin Board. The Company is currently in the comment phase the NASD concerning its 15c211 application.

 (a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of June 30, 2002 was approximately thirty-seven (37).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.


This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the travel industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

 10*           Independent Contractor Agreement

------------------------
*This filing


---------------------------------------------------------------------------

(b) Reports on Form 8K

The Company filed no Current Reports on Form 8K, during the Quarter ended June 30, 2002.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EZ Travel, Inc.
                                    -----------------------------
                                            (Registrant)

Dated:  August 7, 2002

By:  /s/ Edward C. Zimmerman, III
---------------------------------
Edward C. Zimmerman, III
Chairman of the Board
President
Chief Executive Officer
Chief Financial Officer
Secretary