Form 10QSB
period 2002-09-30
EZ TRAVEL INC
filed 2002-10-10
CIK 1170422

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-49795
---------------------------------------------------------------------------

                               EZ TRAVEL, INC.
---------------------------------------------------------------------------
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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 3,600,000 issued and outstanding as of September 30, 2002. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of September 30, 2002.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    4
          Independent Accountant's Report......................    6
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    7
          Statements of Stockholders? Equity (unaudited).......    8
          Statements of Cash Flows (unaudited).................    9
          Notes to Financial Statements........................  10-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2002, follow.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and Board of Directors
  EZ Travel, Inc.


We have reviewed the accompanying balance sheet of EZ Travel, Inc.
(a development stage company) as of September 30, 2002, and the related statements of operations, cash flows and stockholders' equity for the three month and nine month periods ended September 30, 2002 and 2001 and for the period from December 27, 2001 (inception) through September 30, 2002, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EZ Travel, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to the financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                 MERDINGER, FRUCHTER, ROSEN AND COMPANY, P.C.
                                 Certified Public Accountants


New York, New York
October 9, 2002

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                              BALANCE SHEETS
                            SEPTEMBER 30, 2002



BALANCE SHEETS

                                                 September 30,
                                                      2002       December 31,
                                                  (Unaudited)        2001
                                                  -----------    ------------
ASSETS
  Cash and cash equivalents                       $     4,899    $      2,000
                                                  -----------    ------------
    Total current assets                                4,899           2,000

Property and equipment, net of accumulated
  depreciation of $750                                  2,131               -
                                                  -----------    ------------

    TOTAL ASSETS                                  $     7,030    $      2,000
                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Total current liabilities                     $         -    $          -
                                                  -----------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A: B: C; $0.001 par
    value; 5,000,000 shares authorized per
    series, -0- shares issued and outstanding               -               -
  Common stock, $0.001 par value;
    60,000,000 shares authorized, 3,600,000
    and 2,000,000 shares issued and outstanding         3,600           2,000
  Additional paid-in capital                           14,400               -
  Deficit accumulated during the development stage   (10,970)               -
                                                  -----------    ------------
    Total stockholders' equity                          7,030           2,000
                                                  -----------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     7,030    $      2,000
                                                  ===========    ============


The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                                (UNAUDITED)


STATEMENTS OF OPERATIONS

                                       For the     For the          From
                                        Three        Nine       December 27,
                                        Months      Months          2001
                                        Ended       Ended      (Inception to)
                                       Sep. 30,    Sep. 30,       Sep. 30,
                                         2002        2002           2002
                                      ----------  ----------  ---------------
Revenue                               $    1,861  $    2,108  $         2,108

Cost of Sales                              1,634       1,871            1,871
                                      ----------  ----------  ---------------

Gross Profit                                 227         237              237

General and administrative expenses        4,390      11,207           11,207
                                      ----------  ----------  ---------------

Loss from operations before provision
  for income taxes                       (4,163)    (10,970)         (10,970)

Provision for income taxes                     -           -                -
                                      ----------  ----------  ---------------

Net loss                              $  (4,163)  $ (10,970)  $      (10,970)
                                      ==========  ==========  ===============

Net loss per share -
  basic and diluted                   $        -  $        -  $             -
                                      ==========  ==========  ===============

Weighted average number of
  common shares                        3,600,000   3,076,471        3,057,040
                                      ==========  ==========  ===============


The accompanying notes are an integral part of these financial statements.

                               EZ TRAVEL, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY
                                                        Deficit
                                                      Accumulated
                                           Additional During the     Total
           Preferred Stock    Common Stock    Paid-In Development Stockholders'
            Shares  Amount  Shares    Amount  Capital    Stage       Equity
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Dec 27,2001
(Inception)      -  $     -         - $    - $      - $         - $           -

Founder
shares
issued at
$0.001           -        - 2,000,000  2,000        -           -         2,000
           -------  ------- --------- ------ -------- ----------- -------------

Balance,
Dec 31,2001      -        - 2,000,000  2,000        -           -         2,000

Sale of
common stock
at $0.01
per share
from
Jan 3,2002
through
Mar 31,2002
(pursuant
to Rule 504
offering)        -        - 1,600,000  1,600   14,400           -        16,000

Loss for
the period       -        -         -      -        -      (2,088)       (2,088)
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Mar 31, 2002     -        - 3,600,000  3,600   14,400      (2,088)       15,912

Loss for
the period       -        -         -      -        -      (4,719)       (4,719)
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Jun 30, 2002
(Unaudited)      -        - 3,600,000  3,600   14,400      (6,807)       11,193

Loss for
the period       -        -         -      -        -      (4,163)       (4,163)
           -------  ------- --------- ------ -------- ----------- -------------

Balance,
Sep. 30, 2002
(Unaudited)      -  $     - 3,600,000 $3,600 $ 14,400 $   (10,970)$       7,030
           =======  ======= ========= ====== ======== =========== =============

The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


STATEMENTS OF CASH FLOWS

                                       For the     For the          From
                                        Three        Nine       December 27,
                                        Months      Months          2001
                                        Ended       Ended      (Inception to)
                                       Sep. 30,    Sep. 30,       Sep. 30,
                                         2002        2002           2002
                                      ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                              $  (4,163)  $ (10,970)  $      (10,970)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Depreciation and amortization            230         750              750
                                      ----------  ----------  ---------------
NET CASH USED IN OPERATING ACTIVITIES    (3,933)    (10,220)         (10,220)
                                      ----------  ----------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                     -     (2,881)          (2,881)
                                      ----------  ----------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock                    -      16,000           18,000
                                      ----------  ----------  ---------------

  Net change in cash                     (3,933)       2,899            4,899

  Cash - beginning of period               8,832       2,000                -
                                      ----------  ----------  ---------------

  Cash - end of period                $    4,899  $    4,899  $         4,899
                                      ==========  ==========  ===============

Supplemental Information:
  Cash payments made for:
    Income taxes                      $        -  $        -  $             -
                                      ==========  ==========  ===============
    Interest                          $        -  $        -  $             -
                                      ==========  ==========  ===============


The accompanying notes are part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002

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

         Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock. As such, the Company is subject to the risks and uncertainties associated with a new business.

         Interim Financial Information
         -----------------------------

         The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in tile United States of America, pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form
         10-SB for the period from December 21, 2001 (inception) to September 30, 2002. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

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

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002

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

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 2002


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

EZ Travel, Inc. was incorporated to set up a travel agency based in Las
Vegas, Nevada. The Company initially plans to focus its efforts on booking cruises, tours, hotels, air travel and car rentals for future clients who live in Las Vegas. This includes but is not limited to travel reservations for individuals, as well as receptions and services for organized groups and individuals. The Company hopes to organize travel packages to various locations outside of thethe Las Vegas area.

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

The first priority for EZ Travel is to create new business in the Las Vegas area, which will cater to the residents of Las Vegas. The Company?s business plan encompasses the following strategies:

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

Recent Events
-------------

On July 1, 2002, EZ Travel, Inc., entered into an agreement with Incentive Connection Travel, Inc., located in Phoenix, Arizona, whereby EZ Travel, Inc. would become an independent contractor for Incentive Connection Travel, Inc. This Independent Contractor Agreement was filed as an Exhibit 10 with the Company Form 10-QSB for the period ending June 30, 2002.

With this affiliation with Incentive Connection Travel, on August 19, 2002
EZ Travel obtained a license in Nevada as a Seller of Travel so that it may provide the services of a travel agent to the general public. EZ Travel?s State?s license number is: 2002-0535. This means that EZ Travel can officially commence its operations. Until management can build a client base, EZ Travel does not expect to generate any significant revenues. It may take the Company six months to a year to develop a client base.

Going Concern - The Company experienced operating losses for the period ended September 30, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. Management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.


Results of Operations
---------------------

For the three months ended September 30, 2002, the Company generated $1,861 in revenues. This cannot be compared to last year, as the Company was incorporated on December 27, 2001. For its first nine month period, the Company had revenues of $2,108 and incurred a net loss $10,970, and for three months ended September 30, 2002, the Company incurred a net loss of $4,163. The net loss for the three months ended September 30, 2002 included general and administrative expenses of $4,390, and, a negative cash flow of $3,933. Since the Company's inception, on December 27, 2001 the Company has lost $10,970.

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

On February 21, 2002, EZ Travel was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On March 31, 2002, EZ Travel completed a public offering of shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby EZ Travel sold 1,600,000 shares of Common Stock to approximately 36 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. The Company filed an original Form D with the Securities and Exchange Commission on or about March 31, 2002. As of September 30, 2002, therefore, the number of common shares issued and outstanding is three million, six-hundred thousand (3,600,000).

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


(i) Market For Company's Common Stock
-------------------------------------

On September 26, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: EZTL. Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of September 30, 2002 was approximately thirty-seven (37).

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the travel industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b) Reports on Form 8K

The Company filed no Current Reports on Form 8K, during the Quarter ended September 30, 2002.

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

Dated:  October 10, 2002

By:  /s/ Edward C. Zimmerman, III
---------------------------------
Edward C. Zimmerman, III
Chairman of the Board
President
Chief Executive Officer
Chief Financial Officer
Secretary