Form 10KSB
period 2002-12-31
EZ TRAVEL INC
filed 2003-02-06
CIK 1170422

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                     Commission file number:  000-49795

                               EZ Travel, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             Nevada                             80-0001653
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

     3415 Ocatillo Way, North Las Vegas, NV               89031
   ------------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (702) 221-1952


Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001
                          ------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $3,604.00.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $8,800,000.

     As of December 31, 2002, the issuer had 3,600,000 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business.....................................3
    Item 2.  Description of Property.....................................16
    Item 3.  Legal Proceedings...........................................16
    Item 4.  Submission of Matters to a Vote of Security Holders.........16

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....17
    Item 6.  Management's Discussion and Analysis or Plan of Operation...18
    Item 7.  Financial Statements........................................21
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................23

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................23
    Item 10. Executive Compensation......................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................24
    Item 12. Certain Relationships and Related Transactions..............25
    Item 13. Exhibits and Reports on Form 8-K............................26

SIGNATURES   ............................................................27


                         Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

EZ Travel, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 27, 2001. The original articles of the Company authorized the issuance of sixty million (60,000,000) shares of Common Stock at par value of $0.001 per share and fifteen million (15,000,000) shares of Preferred Stock at par value of $0.001. On December 28, 2001, the Company issued two million (2,000,000) shares of its $0.001 par value Common Stock for cash of $2,000, held by one (1) shareholders of record.

On February 21, 2002, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 1,600,000 shares of its $0.001 par value common stock to approximately 36 shareholders.
As of December 31, 2002, therefore, the number of common shares issued and outstanding is three million, six-hundred thousand (3,600,000).

EZ Travel, Inc. is developmental stage company, which provides travel agency related services, such as booking reservations for cruises, hotel, car rental, and prepared tour packages.

Management believes the Company's continued expansion is dependent upon the achievement of profitable operations in the future, of which there are no guarantees. This expansion may include the acquisition of customer and referral lists from major businesses in the Las Vegas area to help the Company build its customer base of frequent travelers.

 (ii)  Principal Products and Principal Markets

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

In order to achieve success in organizing travel tours, management believes the Company needs to implement the following:

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

The Company has placed heavy reliance on Mr. Edward C. Zimmerman, III, its sole officer in utilizing his experience in the Las Vegas travel industry.
Mr. Zimmerman worked nearly four years at Ambassador Travel, Las Vegas,
Nevada, where he developed his skills in the travel industry. He worked on travel for various personally known clients, such as relatives and friends, including several instructors from his former schools. Mr. Zimmerman also participated in a local chapter of B.N.I. (Business Network International), where he served a term as Treasurer in a chapter of approximately 20 members. This networking group allows him to make contacts outside his normal workplace.


The Traditional Travel Industry.
--------------------------------

The travel industry is large and growing. Historically, airlines, hotels, rental car agencies, cruise lines and vacation packagers have relied on internal sales departments and travel agencies as their primary distribution channels. The traditional travel agency channel is highly fragmented, with few nationally recognized brands. According to the American Society of Travel Agents, there are over 23,000 travel agencies operating in more than 33,000 locations in the United States alone, with the average travel agency generating less than $3 million in annual gross bookings per location.

Travel agents are compensated primarily through commissions paid by travel suppliers on services booked. Most travel agencies also charge service fees to their customers. Traditionally, standard retail base commission rates paid by travel suppliers to travel agents have been 0 to 10% for airline tickets, 10% for hotel reservations and car rentals, and 10% to 15% for cruises and vacation packages. In addition, travel agencies can earn significant performance-based incentive compensation from travel suppliers that can substantially impact financial performance. These commission rates and override commissions are determined by travel suppliers and are subject to frequent change. In recent years, commission cutting and capping has led to a reduction in average commission rates. In particular, major carriers such as, but not limited to American, Delta, Northwest, and United eliminated standard commissions to travel agencies in March of 2002.
Based on these deep cuts in commission, in order for EZ Travel to obtain some degree of success, plans to offer complete travel tour packages to a particular destination. These tours would cater to a particular age group based on the tour location.

Travel agencies typically book reservations by telephone and fax and through electronic global distribution services (?GDS?), often referred to as GDS systems. Two such GDS systems are Galileo International's Apollo system and SABRE Group Holdings Inc.'s SABRE system. The GDS Systems provide real-time access to voluminous data on fares, availability and other travel information. The GDS data is constantly changing, with as many as one million airfare changes being made daily. Customers traditionally have relied on travel agents to access and interpret such rapidly changing information via complex and proprietary interfaces to GDS systems. As a result, the customer's prospects for obtaining the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, whose availability may be limited, as well as to the commission offered to travel agents.

The management has not, nor does it plan to contract with a GDS system due to its plan to not focus on airline tickets. As the company generates most of its business with cruise and tour packages, it only needs to operate using the Internet and traditional telephone. The company's management has used his experience in the travel industry to find that due to minimum sales counts on GDS systems, and the fact that the major airlines, such as American, Continental, Delta, Northwest, and United have eliminated commissions to travel agents, that the use of such a system would be cost inhibitive to the company.


(iii)  Status of Products and Services

The Company was incorporated in the State of Nevada on December 27, 2001 (file number: C34719-01)

The Company's president and CEO, Edward C. Zimmerman, III, has been actively involved in the travel industry for the past five years.

To date, the Company has taken the following initiatives and steps in order to further its operations and to implement its business plan:

a) The Company has developed a business plan and established administrative offices and an appropriate operating facility in Las Vegas, NV.

b) On February 21, 2002 the Company initiated a 504 offering which successfully generated $16,000, that has now been made available to implement the next phases of the Company's business plan.

c) The Company has obtained the necessary permits to offer travel agency services.

d) The Company is executing its plans to expand its customer base for its travel agency services.

The first priority for EZ Travel is to create new business in the Las Vegas area, which will cater to the residents of Las Vegas. The Company?s business plans encompasses the following strategies:

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

   o Establish an impeccable reputation for EZ Travel, as a leisure travel agency.


Marketing and Advertising
-------------------------

The Company's marketing and advertising strategy is two-fold, one is to identify and find new clients, and two is to provide one-on-one customer service. Management of the Company has experience in the Las Vegas travel industry. He has utilized his travel agency contacts, and is continuing to develop a referral base to build a client base for the Company. The Company currently does not have the resources to initiate a media campaign.


(iv)  Risk Factors

a) LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS. The Company was incorporated in the State of Nevada on December 27, 2001 (file number: C34719-01)

The Company has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will operate.

b) EVENTUAL NEED FOR ADDITIONAL CAPITAL. In March, 2002, the Company initiated a 504 Offering and was able to generate enough working capital to implement plans for the first year of its operations. The need for additional funds will be derived from any future revenues and earnings the Company might generate. Further, management believes the majority of funding will be received from future private placement stock offerings pursuant to Regulation "D" Rule 505 or 506. These future offerings could significantly dilute the value of any previous investor's investment value.

c) OPERATING LOSSES, NEGATIVE CASH FLOW FROM OPERATIONS LIKELY FOR FORESEEABLE FUTURE. There is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. It is important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

d) STRONG COMPETITION COULD CUT INTO COMPANY'S MARKET. Competition for travel services is very intense. Competition comes from both the traditional travel agencies and internet on-line booking services. There is no guarantee that the public will support EZ Travel in the future. Other companies, with greater financial resources, could enter the Las Vegas area, or current competitors could find ways to out perform EZ Travel, at the Company's expense.


Current and new competitors can launch new websites at a relatively low cost. In addition, the traditional retail industry for the products and services EZ Travel will offer is intensely competitive.

The Company competes with a variety of companies with respect to each product or service it offers. With respect to travel products, these competitors include:

   o Internet travel services such as Expedia, Travelocity.com and Hotwire, a Web site that offers discounted fares on opaque inventory;

   o     traditional travel agencies;

   o consolidators and wholesalers of airline tickets and other travel products, including consolidators such as Cheaptickets.com and Hotel Reservation Network;

   o individual or groups of airlines, hotels, rental car companies, cruise operators and other travel service providers; and

   o operators of travel industry reservation databases such as Worldspan and Sabre.

A number of airlines have invested in and offer discount airfares and travel services through their own internet websites. Competition from these and other sources could have a material adverse effect on the Company's business, results of operations and financial condition.

Furthermore, the Company's desire to expand could expose it to competition both from large companies who share the desire to operate in a national arena and from the established companies in various regions and areas of the country who would be fighting for the same customers as those of EZ Travel or its affiliates and associated entities.

Some of the Company?s current and potential competitors have competitive advantages due to various factors, which include, among others:

    o     greater brand recognition and web site traffic;

    o     longer operating histories;

    o     larger customer bases;

    o     greater financial, marketing and other resources; and

    o ability to secure products and services from travel suppliers with greater discounts and on more favorable terms than we can.

These and other competitors may be able to replicate the factors that might make EZ Travel successful. In addition, EZ Travel may face competitive pressure due to the expansion of current and the creation of new technologies

e) RISKS ASSOCIATED WITH RAPID TECHNOLOGICAL AND OTHER CHANGES. The markets in which EZ Travel competes are characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing consumer demands. The Company may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from many industries to offer Internet-based products and services. As a result, the Company's future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to continually improve the performance, features and reliability of our service in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require EZ Travel to incur substantial expenditures to modify or adapt its services or infrastructure.

f) COMPANY MAY FAIL TO CONVINCE ENOUGH CUSTOMERS TO USE ITS SERVICES. The Company's plans to establish a travel booking business with a primary emphasis on cruises are obviously dependent on its ability to convince travelers in the Las Vegas area that it is the best option to provide tour packages to a particular travel location. Despite the good reputation and strong referral base of the Company's management, if it cannot establish itself as an effective business in its home market it will not be able to fulfill any of the more ambitious aspects of its business plan. There can be no assurances that this market acceptance will be forthcoming.

g) DEPENDENCE ON KEY PERSONNEL COULD LEAD TO PROBLEMS. The Company currently relies heavily upon the services and expertise of Edward C. Zimmerman, III. Should the Company be deprived of the services of its sole officer for any reason during this period of initial and expansion, the results would be devastating to the Company and could lead to its dissolution.

h) DECLINES IN CONSUMER TRAVEL SPENDING COULD HARM THE COMPANY?S OPERATING RESULTS. The majority of the company?s expected revenue is expected to be derived from consumer spending in the travel industry. The travel industry, especially leisure travel, depends on personal discretionary spending levels and suffers during economic downturns, recessions and international safety concerns. The travel industry is also highly susceptible to unforeseen events, such as political instability, regional hostilities, terrorism, fuel price escalation, travel-related accidents, natural disasters, unusual weather patterns or travel industry related labor strikes. Any event that results in decreased consumer travel spending would likely have a negative effect on the Company?s operating results.

i) PLANS FOR EXPANSION MAY BE UNREALISTIC. The management of EZ Travel, Inc. has confidence in its vision for the Company and believes that the time is ripe for a firm to develop and expand its travel business.
However the fact that none exists to this point is indicative of the strong possibility that the difficulties and challenges in creating such a company are too great to be overcome. Other companies, pursing this market have had such a vision and have been unsuccessful in their attempts to realize it. This is especially the case, since more and more travel is booked over the internet, and traditional ?store front? travel agencies have been losing business to internet bookings. Potential investors should carefully consider the possibility that the Company's plans to expand may not be realistic and could ultimately prove to be unworkable.

j) GOVERNMENT REGULATION COULD UNDERMINE THE COMPANY'S PROFITABILITY. Though the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies. The products and services EZ Travel plans to provide are subject to various federal, state and local regulations. For example, its travel service is subject to laws governing the offer and/or sale of travel services as well as laws requiring the Company to register as a "seller of travel."

k) If the Company is unable to successfully replicate its business model in NEW MARKETS, ITS FUTURE GROWTH AND OPERATING RESULTS WOULD BE ADVERSELY AFFECTED. The Company relies heavily on the expertise and referral base from its sole officer, who has knowledge of the travel industry in Las Vegas, Nevada. The Company plans to further develop its Market niche by organizing group tour packages. It may be difficult to replicate this model in new markets across the United States. Therefore, EZ Travel cannot be sure that this business model will be successful in other markets. For example, the Company may be unable to train other personnel on how to develop another markets for its group tour packages. Future operating results would be adversely affected if the Company is unable to expand its operations.


l) SHARES SUBJECT TO RULE 144. On December 31, 2002, the Company had 2,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")


m) POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS Seasonality in the travel industry is likely to cause quarterly fluctuations in EZ Travel?s operating results. Based on Las Vegas travel industry trends, the Company expects travel tours to increase during late winter/early spring and fall and slightly lower during the middle of the summer when the temperatures for the area are in the triple digits. If the business expands beyond Las Vegas, seasonal fluctuations may affect EZ Travel in different ways. Because of the Company?s limited operating history, management does not know which seasonal patterns, if any, will predominate. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. If seasonality in the travel industry causes quarterly fluctuations, there could be a material adverse effect on the Company?s business.

n)  RISKS ASSOCIATED WITH ACQUISITIONS
If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its operations and/or future customer base.

Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


(v)  Customers

The Company is currently in the process of further developing its customer base. There are no assurances that the Company will be able to offer products or services that would attract future customers from its competition.


(vi) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees and any future consultants. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the travel agency business may be uncertain, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.


(vii)  Effect of Existing or Probable Government Regulations and
Environmental Laws

Certain segments of the travel industry are heavily regulated by the United States and foreign governments, and accordingly, certain services which EZ Travel offers are affected by such regulations. For example, the Company is subject to United States Department of Transportation regulations prohibiting unfair and deceptive practices. The Company is subject to regulation by a number of states that have "seller of travel" acts. These acts require the Company to register as a seller of travel, comply with certain disclosure requirements, post a bond or escrow funds and/or participate in state restitution funds. For example, in the State of Nevada, pursuant to NRS 598.375, the Company is required to post a $50,000 travel agency security bond. The Company is also required to comply with State and County licenses. Additionally, the Company?s services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. These consumer protection laws could result in substantial compliance costs.


2)  Industry Background

Retail Travel Agencies
----------------------

Historically, individual travel agencies have been classified as commercial travel agencies or leisure travel agencies. Commercial agencies tend to be larger and focus on commercial accounts whose primary travel is for business purposes. Leisure agencies primarily deal with the general public for personal travel needs. Since EZ Travel specializes in group travel tours. It considers itself a leisure travel agency.

Retail Travel Agency Industry Profile
-------------------------------------

The latest U.S. Travel Agency survey reported that the number of retail agencies had declined between 1998 and 2000. However, the survey also showed a 25% annual increase in travel agencies' gross sales from 1998-2000. This dramatic increase in sales has occurred despite the competitive threat posed by emerging online travel companies and a host of other factors including reductions in commissions paid by airlines and many initiatives undertaken by travel service providers to do business directly with the travel consumer. Moreover, the number of travel agencies reported as profitable has steadily increased from 71% in 1998 to 73% in 1999 to 76% in 2000.


According the U.S. Department of Commerce, the attrition rate for travel agencies is influenced primarily by sales volume. In 2000, for example, 9 out of every 10 agencies with gross sales in excess of $5 million were profitable; a number which fell to eight out of 10 for agencies doing between $2 to $5 million and seven out of 10 for agencies in the $1 to $2 million range. Only six out of 10 agencies selling less than $1 million were profitable.

The U. S. Department of Commerce reports, the largest attrition has been with the smaller travel agencies. In 1998, for example, 30% of the travel agencies had less than $1 million in sales. While these agencies constituted the largest single category of agencies, they only accounted for 6% of the total retail agency sales. In contrast, in 2000, 19% of the travel agencies had less than $1,000,000 in sales and these agencies accounted for only 3% of the total retail agency sales.

These figures reflect a strong consolidation trend in the retail travel agency industry. Smaller agencies are disappearing to the benefit of larger agencies. Larger agencies are enjoying increased profitability as their volumes increase. We expect this consolidation to continue and view it as a positive trend.

Las Vegas Travel Industry

In the Las Vegas, Nevada area, there are approximately 250 brick and mortar travel agencies, which serve the travel needs of both the local residents and people who travel through Las Vegas, who live elsewhere. Additionally, there are approximately 10 travel clubs in Las Vegas, which provide vacation packages to their clients. The Company differentiates itself from the other agencies by building a reputation in providing personalized tour packages catered to specific age groups, e.g., senior citizens.

Transition to Leisure Travel
----------------------------

The travel agencies have responded to these competitive challenges by increasing their attention to the sale of the more lucrative leisure and vacation travel. This has been particularly evident in the commercial agency sector as agencies have expanded their leisure travel offerings and targeted their corporate client bases. For example, according the U.S. Department of Commerce, air travel sales by agencies have dropped as a percentage of gross sales from 61% in 1998 to 56% in 2000, while income from leisure travel sales increased from 49% in 1998 to 51% in 2000.

In 1997, for the first time since 1974, income from leisure travel sales by agencies exceeded 50% of gross revenues. Agencies typically receive 12% to 20% commission on leisure sales. TravelnStore.com is specifically designed to address the leisure travel market, which continues to grow as the baby boom generation matures and uses its discretionary income for travel purchases.

Brick and Mortar Agency Sales Vs. Online Travel Sales
-----------------------------------------------------

Just as online retail sales compose only a small percentage of overall consumers spending, online travel sales represent only a small portion of overall travel industry gross receipts. For example, travel agents accounted for $126 billion in sales in 1997 whereas online travel sales amounted to only $654 million (approximately 0.5% of total receipts). Just the annual growth in agency sales of 5% or $6.3 billion between 1997 and 1998, is more than three times 1998 total online travel sales gross revenue. Many analysts have pointed out that rumors about the demise of travel agencies in the face of online sales competition are greatly exaggerated.

Agency Competitors
------------------

In most cases, travel service providers also distribute their products directly to consumers. Traditionally this has been accomplished through consumer direct advertising and the use of in-house reservation centers or employees to field in-coming 800# telephone calls. This direct competition has always been a point of contention between travel agencies and travel service providers. Consequently, travel service providers have been judicious in their use of direct consumer marketing, oftentimes referring inquiries first to travel agencies and then to their own reservations staff.


Internet Marketing Initiatives
------------------------------

Virtually all types of travel service providers are using online commerce to offer their services. The travel industry has embraced the Internet because it is a perfect medium for the inexpensive distribution of large amounts of information. Because the presentation of travel services has always employed photographs and maps, the graphical nature of the Internet is a perfect fit for the distribution of travel information.

However, the Internet is not a conversational medium. What is presented is what is presented. To make an inquiry requires the use of e-mail, which usually has a long response cycle or the consumer must make a direct telephone call to the travel service provider. Consequently, only very simple travel services can easily be sold online. For this reason, the more complex and expensive leisure travel services continue to be sold by retail travel agencies on a person-to-person basis.

EZ Travel does not view the internet as a strategic method to build its
customer base.   It recognizes that it will be competing against companies
who are better funded to utilize the internet to find customers. Management believes it can build its business through a referral network, based on the group package tours it plans to offer its clients.

3) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

At this time there are no applicable patents, trademarks, concessions, royalty agreements or labor contracts.

4)  Impact on Environmental Laws

As the Company is involved in travel agency business, it does not expect to have any impact on environmental laws.

5)  Employees

The Company currently has one (1) employee, who serves as President and Chief Executive Officer. In order to further implement its business plan, management recognizes that additional staff will be required. This would include an office assistant and sales agents as required to complete the work.

(i) The Company's performance is substantially dependent on the performance of its President, Edward C. Zimmerman, III.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

(iii) There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

6) Present Licensing Status

The Company is currently licensed and registered with the Nevada Department of Business and Industry, Consumer Affairs Division as a Seller of Travel, registration number 2002-0535, expiring on August 19, 2003.

7)  Subsequent Event

On January 3, 2003, the Company signed a Definitive Agreement to acquire 80.75% ownership in World Information Technology, Inc., a Taiwan corporation. World Information Technology, Inc. was founded in 1998 and is based in Taipei, Taiwan. The company specializes in e-commerce related business, online audio-visual programming and broadcasting, design, host, and maintains virtual stores on the Web, Promotional audio, video, advertisement productions. As consideration for such shares, EZ Travel will transfer 13,805,524 of its common shares to World Information Technology for the delivery of 80.75% of World Information Technology issued and outstanding common stock. Upon completion of this share transfer World Information Technology will become a subsidiary of EZ Travel, Inc. This issuance of EZ Travel common shares for World Information Technology may dilute the book value of its common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 3415 Ocatillo Way, North Las Vegas, NV 89031. Telephone number: (702) 221-1952. The space is provide to EZ Travel by its director at no cost to the business. This space consists of approximately 250 square feet, with a dedicated phone line and fax line for the business. (See financial Note 4 entitled ?Related Party Transaction.?

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, EZ Travel, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


(i) Market Information
----------------------

On September 26, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: EZTL.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2002                                  HIGH              LOW
--------------------------------             ----              ----

Quarter ended September 30, 2002             $0.00             $0.00
Quarter ended December 31, 2002              $5.50             $0.00


(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.


(ii) Dividends
--------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

(iii) Holders
-------------

The approximate number of holders of record of common stock as of December 31, 2002 was approximately thirty-seven (37).

(iv)  Liquidity and Capital Resources
-------------------------------------

On December 28, 2001, the Company issued two million (2,000,000) shares of its $0.001 par value Common Stock for cash of $2,000, held by one (1) shareholder of record.

On February 21, 2002, EZ Travel was issued a permit to sell securities by the State of Nevada, pursuant to our application for registration by qualification of our offering of Common Stock in that state (See Exhibit 99 "Notice of Effectiveness"). The application for registration by qualification was filed pursuant to the provisions of NRS 90.490, which requires the public filing and delivery to investors of a substantive disclosure document before sale. On March 31, 2002, EZ Travel completed a public offering of shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of said offering in the State of Nevada, whereby EZ Travel sold 1,600,000 shares of Common Stock to approximately 36 unaffiliated shareholders of record, none of whom were or are officers, directors or affiliates of the Company. The entire offering was conducted exclusively in the State of Nevada, pursuant to the permit issued by the State of Nevada. The Company filed an original Form D with the Securities and Exchange Commission on or about March 31, 2002. As of December 31, 2002, therefore, the number of common shares issued and outstanding is three million, six-hundred thousand (3,600,000).

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

EZ Travel, Inc. was incorporated to set up a travel agency based in Las
Vegas, Nevada. The Company initially plans to focus its efforts on booking cruises, tours, hotels, air travel and car rentals for future clients who live in Las Vegas. This includes but is not limited to travel reservations for individuals, as well as receptions and services for organized groups and individuals. The Company hopes to organize travel packages to various locations outside of the Las Vegas area.

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

With this affiliation with Incentive Connection Travel, on August 19, 2002
EZ Travel obtained a license in Nevada as a Seller of Travel so that it may provide the services of a travel agent to the general public. EZ Travel?s registration number is: 2002-0535. This means that EZ Travel can officially commence its operations. Until management can further build a client base, EZ Travel does not expect to generate any significant revenues. It may take the Company six months to a year to develop a complete client base.

Going Concern - The Company experienced operating losses for the period ended December 31, 2002. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations.


Results of Operations
---------------------

For the year ended December 31, 2002, the Company generated $3,604 in revenues. This cannot be compared to last year, as the Company was incorporated on December 27, 2001 and had virtually no operations last year. For year ended, the Company had revenues of $3,604 and incurred a net loss $15,683. The net loss for the year ended December 31, 2002 included general and administrative expenses of $16,228, and, a negative cash flow of $1,584. Since the Company's inception, on December 27, 2001, the Company has lost $15,683.


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

ITEM 7.  FINANCIAL STATEMENTS.


                               EZ TRAVEL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001

                                 EZ TRAVEL, INC.
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2002 AND 2001


                                   CONTENTS
                                   --------


CONTENTS

                                                            PAGE
                                                            ----
INDEPENDENT AUDITORS' REPORT                                F-1
BALANCE SHEETS                                              F-2
STATEMENTS OF OPERATIONS                                    F-3
STATEMENT OF STOCKHOLDERS' EQUITY                           F-4
STATEMENTS OF CASH FLOWS                                    F-5
NOTES TO FINANCIAL STATEMENTS                               F-6-9


                        INDEPENDENT AUDITORS' REPORT

To the Board of Directors of EZ Travel, Inc.:

We have audited the accompanying balance sheets of EZ Travel, Inc. (A Development Stage Company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 27, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of EZ Travel, Inc. as December 31, 2002 and 2001, the results of its operations and its cash flows for the years then ended and for the period from December 27, 2001 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ Merdinger, Fruchter, Rosen & Company, P.C. MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C. Certified Public Accountants

New York, New York
January 20, 2003

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                              BALANCE SHEETS



BALANCE SHEETS
                                                  December 31    December 31,
                                                      2002             2001
                                                  -----------    ------------
ASSETS
  Cash and cash equivalents                       $       416    $      2,000
                                                  -----------    ------------
    Total current assets                                  416           2,000

Property and equipment, net of accumulated
  depreciation of $980                                  1,901               -
                                                  -----------    ------------

    TOTAL ASSETS                                  $     2,317    $      2,000
                                                  ===========    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
    Total current liabilities                     $         -    $          -
                                                  -----------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, Series A: B: C; $0.001 par
    value; 5,000,000 shares authorized per
    series, -0- shares issued and outstanding               -               -
  Common stock, $0.001 par value;
    60,000,000 shares authorized, 3,600,000
    and 2,000,000 shares issued and outstanding         3,600           2,000
  Additional paid-in capital                           14,400               -
  Deficit accumulated during the development stage    (15,683)              -
                                                  -----------    ------------
    Total stockholders' equity                          2,317           2,000
                                                  -----------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     2,317    $      2,000
                                                  ===========    ============


The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS



STATEMENTS OF OPERATIONS

                                                                   From
                                                               December 27,
                                        Year        Year           2001
                                        Ended       Ended    (Inception to)
                                       Dec. 31,    Dec. 31,       Dec. 31,
                                         2002        2001          2002
                                      ----------  ----------  -------------
Revenue                               $    3,604  $        -  $       3,604

Cost of Sales                              3,059           -          3,059
                                      ----------  ----------  -------------

Gross Profit                                 545           -            545

General and administrative expenses       16,228           -         16,228
                                      ----------  ----------  -------------

Loss from operations before provision
  for income taxes                       (15,683)          -       (15,683)

Provision for income taxes                     -           -              -
                                      ----------  ----------  -------------

Net loss                              $  (15,683) $        -  $    (15,683)
                                      ==========  ==========  =============

Net loss per share -
  basic and diluted                   $        -  $        -  $           -
                                      ==========  ==========  =============

Weighted average number of
  common shares                        3,260,493   2,000,000      3,243,459
                                      ==========  ==========  =============


The accompanying notes are an integral part of these financial statements.

                               EZ TRAVEL, INC.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY



STATEMENT OF STOCKHOLDERS' EQUITY
                                                        Deficit
                                                      Accumulated
           Preferred Stock    Common Stock Additional During the     Total
           ---------------- ---------------- Paid-In  Development Stockholders'
            Shares  Amount  Shares    Amount Capital     Stage       Equity
           -------  ------- --------- ------ -------- ----------- -------------
Balance,
Dec 27,2001
(Inception)      -  $     -         - $    - $      - $         - $           -

Founder
shares
issued at
$0.001           -        - 2,000,000  2,000        -           -         2,000
           -------  ------- --------- ------ -------- ----------- -------------

Balance,
Dec 31,2001      -        - 2,000,000  2,000        -           -         2,000

Sale of
common stock
at $0.01
per share
from
Jan 3,2002
through
Mar 31,2002
(pursuant
to Rule 504
offering)        -        - 1,600,000  1,600   14,400           -        16,000

Net Loss
for the year
ended
Dec 31,2002      -        -         -      -        -     (15,683)      (15,683)
           -------  ------- --------- ------ -------- ----------- -------------

Balance,
Dec 31,2002      -  $     - 3,600,000 $3,600 $ 14,400 $   (15,683)$       2,317
           =======  ======= ========= ====== ======== =========== =============

The accompanying notes are an integral part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


STATEMENTS OF CASH FLOWS

                                                                    From
                                                                 December 27,
                                        Year        Year             2001
                                        Ended       Ended      (Inception to)
                                       Dec. 31,    Dec. 31,        Dec. 31,
                                         2002        2001           2002
                                      ----------  ----------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                              $ (15,683)  $       -     $     (15,683)
Adjustments to reconcile net loss
  to net cash used by operating
  activities:
    Depreciation and amortization           980            -              980
                                      ----------  ----------     -------------
NET CASH USED IN OPERATING ACTIVITIES    (14,703)          -           (14,703)
                                      ----------  ----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                (2,881)          -            (2,881)
                                      ----------  ----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of capital stock               16,000       2,000            18,000
                                      ----------  ----------     -------------

  Net change in cash                      (1,584)      2,000               416

  Cash - beginning of period               2,000           -                 -
                                      ----------  ----------     -------------

  Cash - end of period                $     416   $    2,000     $         416
                                      ==========  ==========     =============

Supplemental Information:
  Cash payments made for:
    Income taxes                      $        -  $        -     $           -
                                      ==========  ==========     =============
    Interest                          $        -  $        -     $           -
                                      ==========  ==========     =============


        The accompanying notes are part of these financial statements.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Operations
         --------------------
         EZ Travel, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on December 27, 2001.

         Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of its travel agency business. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company?s future operations is dependent, in part, upon the Company?s ability to raise sufficient capital to compete in the travel agency market, establish a customer base, and then successfully market its travel agency services. (see Note 2).

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

         Property and Equipment
         ----------------------
         Property and equipment consists of computer equipment and is stated at cost. Depreciation and amortization is computed using the straight-line method over its estimated useful life.

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

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Income Taxes
         ------------
         Income taxes are provided for based on the liability method of accounting pursuant to SF AS No.1 09, "Accounting for Income Taxes." Deferred income taxes, if any are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

NOTE 2 - GOING CONCERN

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company has realized nominal revenue to date and has accumulated operating losses of approximately $16,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Managements plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

         These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financials statements do not include any adjustments that might arise from this uncertainty.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002


NOTE 3 - INCOME TAXES

         The components of the provision for income taxes for the years ended December 31, 2002 are as follows:

         Current Tax Expense
            U.S. Federal                           $      -
            State and Local                               -
                                                   --------
         Total Current                                    -
                                                   --------

         Deferred Tax Expense
            U.S. Federal                                  -
            State and Local                               -
                                                   --------
         Total Deferred                                   -
                                                   --------

         Total Tax Provision (Benefit) from
            Continuing Operations                  $      -
                                                   ========

         The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:
         Federal Income Tax Rate                         34.0%
         Effect of Valuation Allowance                  (34.0)%
                                                        ------
         Effective Income Tax Rate                        0.0%
                                                        ======

         At December 31, 2002, the Company has a net carryforward loss of $15,683. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

         Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 are as follows:

         Deferred Tax Assets
           Loss Carryforwards                          $5,332

           Less: Valuation Allowance                   (5,332)
                                                       ------
           Net Deferred Tax Assets                     $    -
                                                       ======

         Net operating loss carryforwards expire in 2022.

                              EZ TRAVEL, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 2002

NOTE 4 - COMMON STOCK

         On December 27, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock to its founders for cash of $2,000.

         During March 2002, the Company issued 1,600,000 shares of its $0.001 par value common stock at $0.01 per share for cash of$16,000. The shares were issued pursuant to Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933.

NOTE 5 - RELATED PARTY TRANSACTIONS

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


NOTE 6 ? SUBSEQUENT EVENT

         On January 3, 2003, the Company signed a Definitive Agreement to acquire 80% ownership in World Information Technology, Inc., a
         Taiwan corporation. World Information Technology, Inc. was founded in 1998 and is based in Taipei, Taiwan. The company specializes in e-commerce related business, online audio-visual programming and broadcasting, design, host, and maintains virtual stores on the Web, Promotional audio, video, advertisement productions. As consideration for such shares, EZ Travel will transfer to 13,000,000 of its common shares to World Information Technology for the delivery of 100% of World Information Technology issued and outstanding common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                    Age              Position                 Appointed
------------            ---    ------------------------------     ---------
E. C. Zimmerman, III    24     Chairman of the Board              12/27/01
                               President, CEO, CFO
                               Secretary



Work Experience
---------------

Edward C. Zimmerman, III, Director, President, CEO/CFO, Secretary
-----------------------------------------------------------------

Edward Zimmerman, III is 23 years, born in Philadelphia, PA on
October 19, 1978. In August 1991 he and his immediate family moved to Las Vegas, Nevada. He participated in the J.R.O.T.C. leadership training program during high school and achieved the status of Battalion Executive Officer (second in command) by his senior year. He graduated from Bonanza H.S. June, 1996. He then attended Heritage College, Las Vegas, Nevada, where he graduated with honors in June, 1998, with a Diploma of Applied Science in Travel and Tourism. Upon graduation in June, 1998, from Heritage College he went to work for Ambassador Travel, where he worked as a travel agent until March, 2002. At that time, he started and went to work for EZ Travel, Inc. He plans to devote approximately 20 hours per week to EZ Travel.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

As a result of the Company's current limited available cash, the following compensation was paid to the sole officer/employee for the calendar year ending December 31, 2002:


Name              Title           Salary         Bonus    Common Stock
----------------------------------------------------------------------
E. C. Zimmerman   President/CEO   $8,400          None     None


The Company currently does not have employment agreements with its executive officer.

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to December 31, 2002 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2002, by each person known by Benchmark Technology Corporation, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                              Amount
Title    Name and Address                     of shares              Percent
of       of Beneficial                        held by      Date        of
Class    Owner of Shares         Position     Owner        Acquired   Class(2)
-----------------------------------------------------------------------------

Common   Edward Zimmerman, III    Pres./CEO   2,000,000    12/28/01    55.55%
-----------------------------------------------------------------------------

All Executive Officers as a Group (1 person)


(1) c/o EZ Travel, Inc., 3415 Ocatillo Way, North Las Vegas, NV 89031

(2) The percentages listed in the Percent of Class column are based upon 3,600,000 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.


Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: Edward C. Zimmerman, III, President.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Company, P.C., Certified Public Accountants, to perform audited financials for the Company. Merdinger, Fruchter, Rosen & Company, P.C., owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis through a separate escrow account.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

99 Certification from Chief Executive Officer

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated January 3, 2003, pursuant to Item 9 ("Regulation FD Disclosure ") a Press Release entitled "EZ Travel, Inc. enters into a Stock Purchase Agreement with World Information Technology Inc."

The Company also filed a Current Report dated January 3, 2003, pursuant to
Item 1 ("Changes in Control of Registrant"), Item 2 ("Acquisition of Disposition of Assets"), and Item 7 "Exhibits" entitled "Stock Purchase Agreement by and between EZ Travel and World Information Technology Inc."

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             EZ Travel, Inc.
                                     --------------------------------
                                              (Registrant)

Dated:  January 27, 2003

By: /s/ Edward C. Zimmerman, III
---------------------------------
        Edward C. Zimmerman, III,
        President and Secretary

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Annual Report of EZ Travel, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Edward C. Zimmerman, III, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of EZ Travel, Inc. for the year ended December 31, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

       (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Edward C Zimmerman, III                Dated: January 27, 2003
------------------------------             -----------------------
    Edward C. Zimmerman, III
    Chief Executive Officer and
    Chief Financial Officer