Form 10KSB/A
period 2002-12-31
EZ TRAVEL INC
filed 2003-02-27
CIK 1170422

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                        AMENDMENT NO. 1 TO FORM 10-KSB

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
    Item 12. Certain Relationships and Related Transactions..............25
    Item 13. Exhibits and Reports on Form 8-K............................26
    Item 14  Control and Procedures......................................26

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

Travel agencies typically book reservations by telephone and fax and through electronic global distribution services ("GDS"), often referred to as GDS systems. Two such GDS systems are Galileo International's Apollo system and SABRE Group Holdings Inc.'s SABRE system. The GDS Systems provide real-time access to voluminous data on fares, availability and other travel information. The GDS data is constantly changing, with as many as one million airfare changes being made daily. Customers traditionally have relied on travel agents to access and interpret such rapidly changing information via complex and proprietary interfaces to GDS systems. As a result, the customer's prospects for obtaining the most favorable schedules and fares has been subject to the skill and experience of individual travel agents, whose availability may be limited, as well as to the commission offered to travel agents.

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

The first priority for EZ Travel is to create new business in the Las Vegas area, which will cater to the residents of Las Vegas. The Company's business plans encompasses the following strategies:

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

Some of the Company's current and potential competitors have competitive advantages due to various factors, which include, among others:

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

h) DECLINES IN CONSUMER TRAVEL SPENDING COULD HARM THE COMPANY'S OPERATING RESULTS. The majority of the company's expected revenue is expected to be derived from consumer spending in the travel industry. The travel industry, especially leisure travel, depends on personal discretionary spending levels and suffers during economic downturns, recessions and international safety concerns. The travel industry is also highly susceptible to unforeseen events, such as political instability, regional hostilities, terrorism, fuel price escalation, travel-related accidents, natural disasters, unusual weather patterns or travel industry related labor strikes. Any event that results in decreased consumer travel spending would likely have a negative effect on the Company's operating results.

i) PLANS FOR EXPANSION MAY BE UNREALISTIC. The management of EZ Travel, Inc. has confidence in its vision for the Company and believes that the time is ripe for a firm to develop and expand its travel business.
However the fact that none exists to this point is indicative of the strong possibility that the difficulties and challenges in creating such a company are too great to be overcome. Other companies, pursing this market have had such a vision and have been unsuccessful in their attempts to realize it. This is especially the case, since more and more travel is booked over the internet, and traditional "store front" travel agencies have been losing business to internet bookings. Potential investors should carefully consider the possibility that the Company's plans to expand may not be realistic and could ultimately prove to be unworkable.

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


l) SHARES SUBJECT TO RULE 144. On December 31, 2002, the Company had 2,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for two years from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than three years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares if a market for the Common Shares should develop in the future. (See "PRINCIPAL STOCKHOLDERS")


m) POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS Seasonality in the travel industry is likely to cause quarterly fluctuations in EZ Travel's operating results. Based on Las Vegas travel industry trends, the Company expects travel tours to increase during late winter/early spring and fall and slightly lower during the middle of the summer when the temperatures for the area are in the triple digits. If the business expands beyond Las Vegas, seasonal fluctuations may affect EZ Travel in different ways. Because of the Company's limited operating history, management does not know which seasonal patterns, if any, will predominate. As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. If seasonality in the travel industry causes quarterly fluctuations, there could be a material adverse effect on the Company's business.

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


(vii)  Effect of Existing or Probable Government Regulations and
Environmental Laws

Certain segments of the travel industry are heavily regulated by the United States and foreign governments, and accordingly, certain services which EZ Travel offers are affected by such regulations. For example, the Company is subject to United States Department of Transportation regulations prohibiting unfair and deceptive practices. The Company is subject to regulation by a number of states that have "seller of travel" acts. These acts require the Company to register as a seller of travel, comply with certain disclosure requirements, post a bond or escrow funds and/or participate in state restitution funds. For example, in the State of Nevada, pursuant to NRS 598.375, the Company is required to post a $50,000 travel agency security bond. The Company is also required to comply with State and County licenses. Additionally, the Company's services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices. These consumer protection laws could result in substantial compliance costs.


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

7)  Subsequent Event

On January 3, 2003, the Company signed a Definitive Agreement to acquire 80.75% ownership in World Information Technology, Inc., a Taiwan corporation. World Information Technology, Inc. was founded in 1998 and is based in Taipei, Taiwan. The company specializes in e-commerce related business, online audio-visual programming and broadcasting, design, host, and maintains virtual stores on the Web, Promotional audio, video, advertisement productions. As consideration for such shares, EZ Travel will transfer 13,805,524 of its common shares to World Information Technology for the delivery of 80.75% of World Information Technology issued and outstanding common stock. Upon completion of this share transfer World Information Technology will become a subsidiary of EZ Travel, Inc. EZ Travel, Inc., the parent company, by Board Resolution and majority of shareholder approval, plans to change its name to World Information Technology, Inc, as this name change will reflect an adjustment in company strategies. This issuance of EZ Travel common shares for World Information Technology may dilute the book value of its common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 3415 Ocatillo Way, North Las Vegas, NV 89031. Telephone number: (702) 221-1952. The space is provide to EZ Travel by its director at no cost to the business. This space consists of approximately 250 square feet, with a dedicated phone line and fax line for the business. (See financial Note 4 entitled "Related Party Transaction."

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

With this affiliation with Incentive Connection Travel, on August 19, 2002
EZ Travel obtained a license in Nevada as a Seller of Travel so that it may provide the services of a travel agent to the general public. EZ Travel's registration number is: 2002-0535. This means that EZ Travel can officially commence its operations. Until management can further build a client base, EZ Travel does not expect to generate any significant revenues. It may take the Company six months to a year to develop a complete client base.

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


NOTE 6 - SUBSEQUENT EVENT

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

     99 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
           (Chief Executive Officer and Chief Financial Officer).

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated January 3, 2003, pursuant to Item 9 ("Regulation FD Disclosure") a Press Release entitled "EZ Travel, Inc. enters into a Stock Purchase Agreement with World Information Technology Inc."

The Company also filed a Current Report dated January 3, 2003, pursuant to
Item 1 ("Changes in Control of Registrant"), Item 2 ("Acquisition of Disposition of Assets"), and Item 7 "Exhibits" entitled "Stock Purchase Agreement by and between EZ Travel and World Information Technology Inc."


ITEM 14 - CONTROL AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Annual Report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Annual Report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this Annual Report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, caused this report to be signed on its behalf by the undersigned based upon the best information available pursuant to Section 12b-25, thereunto duly authorized.

                                                EZ Travel, Inc.
                                           -------------------------
                                                 (Registrant)

Dated:  February 25, 2003                  By:  /s/ Edward C. Zimmerman, III
                                           ---------------------------------
                                           Edward C. Zimmerman, III
                                           Chairman of the Board
                                           President, Secretary
                                           Chief Executive Officer
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/  Edward C. Zimmerman, III                February 25, 2003
----------------------------------
    Edward C. Zimmerman, III
    Chief Executive Officer and
    Chief Financial Officer

EXHIBIT 99.1

                                EZ TRAVEL, INC.


   CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Edward C. Zimmerman, III, Chief Executive Officer and Chief Financial Officer of EZ Travel, Inc. (the "Registrant"), certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  February 25, 2003     Signature:  /s/ Edward C. Zimmerman, III
        -----------------                 -----------------------------
                                              Edward C. Zimmerman, III
                                              Chief Executive Officer
                                              Chief Financial Officer