Form 10QSB
period 2003-03-31
WORLD INFORMATION TECHNOLOGY INC
filed 2003-05-16
CIK 1170422

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 000-49795
--------------------------------------------------------------------------

                     World Information Technology, Inc.
              ----------------------------------------------
              (Name of small business issuer in its charter)

             Nevada                                80-0001653
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

     500 N. Rainbow, Suite 300 Las Vegas, NV               89107
   ------------------------------------------         --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (702) 221-1952
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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 17,405,524 issued and outstanding as of April 30, 2003. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of April 30, 2003.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Review Report ..............   4
          Balance Sheets (unaudited)...........................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................ 8-10

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  11

Item 3.   Controls and Procedures..............................  15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  16

Item 5.   Other Information....................................  16

Item 6.   Exhibits and Reports on Form 8-K.....................  17

Signatures.....................................................  18

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

May 14, 2003

Board of Directors
World Information Technology, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of World Information Technology, Inc. (a Nevada corporation) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and statements of cash flows for the three-months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.


/s/ Beckstead and Watts, LLP
----------------------------
Beckstead and Watts, LLP

                   World Information Technology, Inc.
                      Consolidated Balance Sheet
          (Expressed in US dollars, unless otherwise stated)
                              (Unaudited)


Consolidated Balance Sheet


                                                               March 31,
                                                                  2003
                                                              -----------

Assets
Cash and equivalents                                          $     5,000
Short-term investments                                              1,000
Trade accounts receivable, net of allowance for doubtful
   accounts of $980,206 and $832,000, respectively              4,024,000
Inventories                                                        34,000
Other current assets                                              316,000
                                                              -----------
   Total current assets                                         4,380,000
                                                              -----------

Long-term investments                                           1,823,000
Fixed assets, net                                               2,760,000
Other assets                                                       57,000
                                                              -----------
                                                              $ 9,020,000
                                                              ===========

Liabilities and stockholders' equity
Notes payable                                                 $    31,000
Trade accounts payable                                              5,000
Income tax payable                                              1,139,000
Accrued expense                                                   177,000
Other payables and customer deposits                               40,000
                                                              -----------
   Total current liabilities                                    1,392,000
                                                              -----------

Deferred revenue                                                  208,000
Other liabilities                                                  88,000
                                                              -----------
                                                                1,688,000
                                                              -----------

Commitments and contingencies                                           -

Stockholders' equity
Common stock, $0.001 par value, 500,000,000 shares
  authorized, 17,405,524 shares issued and outstanding             17,000
Additional paid-in capital                                      5,005,000
Retained earnings                                               2,318,000
Accumulated other comprehensive income -
      foreign currency translation adjustment                      (8,000)
                                                              -----------
                                                                7,332,000
                                                              -----------
                                                              $ 9,020,000
                                                              ===========

  The accompanying notes are an integral part of these financial statements.

                   World Information Technology, Inc.
                 Consolidated Statements of Operations
          (Expressed in US dollars, unless otherwise stated)
                              (Unaudited)


Consolidated Statements of Operations

                                                         March 31,   March 31,
                                                         ----------  ----------
                                                            2003        2002
                                                         ----------  ----------
Net sales                                                $  901,000  $  342,000
Cost of goods sold                                           16,000      27,000
                                                         ----------  ----------
Gross profit                                                885,000     315,000

Selling, general and administrative                         249,000     215,000
                                                         ----------  ----------
Net income before income taxes                              636,000     100,000

Income tax expense                                          153,000      53,000
                                                         ----------  ----------
Net income                                               $  483,000  $   47,000
                                                         ==========  ==========

Weighted average number of
common shares outstanding - basic and fully diluted      17,405,524  17,405,524
                                                         ==========  ==========
Net income per share - basic and fully diluted           $     0.03  $     0.00
                                                         ==========  ==========

  The accompanying notes are an integral part of these financial statements

                   World Information Technology, Inc.
                 Consolidated Statements of Cash Flow
          (Expressed in US dollars, unless otherwise stated)
                              (Unaudited)


Consolidated Statements of Cash Flow

                                                    For the three months ended
                                                            March 31,
                                                    --------------------------
                                                        2003          2002
                                                    ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $    483,000  $     47,000
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization expense                    (18,000)       33,000
Unrealized loss on short-term investments                 43,000        87,000
Loss on disposal of investments                           87,000             -
Change in assets and liabilities:
   Accounts receivable                                  (696,000)      327,000
   Notes receivable                                      175,000             -
   Other current assets                                 (224,000)      (48,000)
   Notes payable                                         (46,000)      (71,000)
   Trade accounts payable                                  1,000         2,000
   Income tax payables                                    97,000        54,000
   Other current liabilities                               2,000      (181,000)
   Deferred revenue                                       45,000        18,000
       Other liabilities                                  84,000        48,000
                                                    ------------  ------------
Net cash provided by (used in) operating activities       33,000       316,000
                                                    ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in short-term investments, net                  203,000             -
(Increase) decrease in long-term investments              (2,000)     (322,000)
Acquisition of fixed assets                              (79,000)      (27,000)
(Increase) decrease in deposits                         (170,000)       25,000
                                                    ------------  ------------
Net cash provided (used) by investing activities         (48,000)     (324,000)
                                                    ------------  ------------

Net increase (decrease) in cash and equivalents          (15,000)       (8,000)

Cash and equivalents at beginning of the period           20,000        60,000
                                                    ------------  ------------
Cash and equivalents at end of the period           $      5,000  $     52,000
                                                    ============  ============

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest              $          -  $          -
                                                    ============  ============
Cash paid during the year for income taxes          $          -  $          -
                                                    ============  ============

  The accompanying notes are an integral part of these financial statements

                      World Information Technology, Inc.
                                     Notes


Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Short term investment

As of December 31, 2002, short term investments totaled $204,000. The Company recognized the loss of $87,000 from the sale of short term investments in 2003. It was offset by the reserve for loss on decline of market value. The remaining balance of short term investment is $44,000, of which $43,000 was reserved as of March 31, 2003.

Note 3 - Accounts receivable

Accounts receivable totaled $4,901,000 and allowance for doubtful accounts totaled $902,000 as of March 31, 2003.


Note 4 - Fixed assets

Fixed assets consists of the following:

                                         March 31, 2003
                                         --------------
Transportation equipment                 $      116,000
Office equipment                                769,000
Leasehold improvements                          156,000
Other equipment                                  17,000
Land                                          2,008,000
Less accumulated depreciation                  (307,000)
Total                                    $    2,760,000

Depreciation expense totaled $32,000 for the three months ended March 31, 2003.

                      World Information Technology, Inc.
                                     Notes

Note 5 - Long-term investments

Details of long-term investments are summarized as follows:

                                                          March 31, 2003
                                                   ---------------------------
                                                                 Percentage of
Name of Investee                                     Amount        Ownership
------------------------------------------------------------------------------

International Joyful shopping Mall Internet
  Business Co., Ltd.                               $  502,000        82.50%
Yong-Kun-Chen Technology Co., Ltd.                    400,000        61.33%
Everbest Healthcare Co., Ltd.                          80,000         1.84%
Eastern Multimedia Co., Ltd.                          290,000         0.03%
Techmo Taiwan Co., Ltd.                               522,000        18.07%
Rico Foodstuff Co., Ltd.                               29,000         0.05%
Eternal Industries Co., Ltd.                                -         7.97%
Wisdom Industries Co., Ltd.                                 -         5.71%
                                                   ----------
Total                                              $1,823,000

Note 5 - Deferred revenue

Deferred revenue for the three months ended March 31, 2003 totaled $208,000. The balance of deferred revenue as of December 31, 2002 was $217,000. Deferred revenue amortized and revenue recognized during the three months ended March 31, 2003 totaled $54,000. The net remaining balance of deferred revenue was $163,000.

Note 6 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

As of March 31, 2003, income tax payable to Taiwan taxing authorities totaled $86,000 and income tax expense totaled $1,139,000.

                      World Information Technology, Inc.
                                     Notes

Note 7 - Reverse merger

On March 13, 2003, the Company effected a Merger and Reorganization Agreement (the "Agreement") with World Information Technology, Inc., formerly EZ Travel, Inc. ("WRLI"), a State of Nevada publicly-traded company. Pursuant to the Agreement, WRLI acquired 80.75% of the outstanding common stock of the Company. As consideration for the shares, WRLI transferred 13,805,524 shares of its $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company controlled the WRLI's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

World Information Technology, Inc., formerly known as EZ Travel, Inc., a developmental stage company, hereinafter referred to as "the Company", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 27, 2001. The articles of the Company authorize the issuance of sixty million (60,000,000) shares of Common Stock at par value of $0.001 per share and fifteen million (15,000,000) shares of Preferred Stock at par value of $0.001.

World Information Technology, Inc acquired an aggregate 80.75% of World Information Technology, Inc. ("World Info China") a Republic of China corporation, located in Taipei, Taiwan. Pursuant to the acquisition, the Company acquired 80.75% of the issued and outstanding shares of World Info China which subsequently became a subsidiary of the Company. Under the terms of the acquisition, the Company may continue to acquire additional shares until the Company owns 100% of World Info China, if such additional shares are tendered to the escrow agent. The Company has issued and released 13,805,524 shares of the Company's common stock to cover the cost of the acquisition.

World Info China has introduced Taiwan to its first all-around online video streaming solution for integrated TV post-production live custom programming. The company has developed proprietary interactive real-time two-way data communications. The company has set up various online shopping channels and has become a dominant force in e-commerce in Taiwan. In order to address the challenge of integrating Internet commerce in the future, World Info China plans to develop new areas involving the wireless Internet, entertainment/leisure /finance/education/shopping and a range of other interactive internet functions. The company provides fully integrated services and creates a 24-hour online shopping environment. The Chinese Company's website is: http://www.24hh.com.
An important aspect of World Info China is to host websites. To attract new users to host their websites, World Info China established a service enabling internet users to create their own web sites. The Company strives to improve the online experience of its users. For example, the users are provided with disk space for personal web sites, web-page publishing and communication tools to create their own fully customized, multimedia-rich content and e-mail, chat and bulletin board services. Users are offered an opportunity to participate in commercial activities, which include affiliate programs with major merchants.

The management of World Info China feels confident that it will capture a good portion of the market share in the near future with their current business model and aggressive planning for the expected improvement in the economy. With less Internet competition, the company hopes to achieve growth by setting up China operations to capture the vast market that is just beginning to flourish with the internet and e-commerce. World Info China plans to expand its internet business globally.

World Info China's objective is to be the Republic of China's leading member-created online community for people on the web. The Company has designed a multi-level marketing program to recruit website hosting. World Info China's strategies to achieve its objective to continue to increase the number of users and concentrate on member affinity programs to maintain its position as a leading provider of personal web sites and to continue to grow its membership base include offering easier-to-use web-page publishing tools, allowing its users to easily create and enhance personal web sites, including the integration of e-commerce opportunities and World Info China affiliate programs, promoting http://www.24hh.com, its home website as a destination point on the web by augmenting its existing distribution alliances and launching brand-name promotional campaigns to drive both growth in membership and traffic to its members' personal web sites.

In addition, World Info China intends to introduce more value-added member services and strengthen and expand the number of affinity programs and affiliate management tools that it offers. Management believes that its focus on the needs of its users and enhancing their experience within the World Info China's website community will produce continued growth in, and foster loyalty among, its membership base. Management believes that a large and growing base of committed users organized on a contextual basis provides advertisers and e-commerce merchants with an attractive market to target promotion and sales of their products and services, thereby creating added advertising and commerce revenue opportunities for World Info China.

The Company had no dilutive common stock equivalents such as stock options or warrants as of March 31, 2003.


Results of Operations
---------------------

Consolidated revenues for the three months ended March 31, 2003 were $901,000 versus $342,000 for the same period last year. Total revenues for the period increase by $559,000. Management attributes this increase due to its expansion of its customer base for website hosting.

Cost of sales, for the three months ended March 31, 2003, as a percentage of sales was approximately 1.7%, while in the same period for 2002 it approximated 7.8%. This decrease in cost of sales was primarily due to economies of scale, through increased efficient use of company equipment.

Selling, general and administrative expenses increased from $215,000 in 2002 as compared to $249,000 for the three months ended March 31, 2003. Based on increased revenues generated, management felt this increase in selling, general and administrative expenses were in line with its operations.

For the three months ended March 31, 2001, the Consolidated results of Company reflected a net profit after income taxes of $483,000. This compares to a net profit of $47,000 for the same period last year. Management believes the Company achieved increased profitability in a very difficult time for Internet related companies and the economy in general.

The management of World Info China feels very confident that they will continue to capture a good portion of the market share in the near future with the current business model and aggressive planning for the expected improvement in the economy. As internet based companies continue to close their operations, this could mean less competition on the horizon. The company is looking to achieve high growth with the possibility of setting up China operations to capture the Chinese market that is just beginning to flourish in internet and e-commerce. Management cautions, that there are no assurances the company will be able to duplicate these increased results in future Quarters. Failure to expand the Company's customer base can have an adverse effect on the Company's future.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, the Company's current assets exceeded its current liabilities by approximately $2,988,000.

On March 13, 2003, the Company effected a Merger and Reorganization Agreement (the "Agreement") with World Information Technology, Inc., formerly EZ Travel, Inc. ("WRLI"), a State of Nevada publicly-traded company. Pursuant to the Agreement, WRLI acquired 80.75% of the outstanding common stock of the Company. As consideration for the shares, WRLI transferred 13,805,524 shares of its $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company controlled the WRLI's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

There have been no other issuances of common or preferred stock.


Market For Company's Common Stock
---------------------------------

On September 26, 2002, the Company's common stock was cleared for trading on the OTC Bulletin Board system, under the trading symbol: EZTL. Since the Company was approved for trading, a very limited market exists for the trading of the Company's common stock.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

Dividends
---------

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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


Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.


ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

Upon the acquisition of World Information Technology, Inc. (China), Edward Zimmerman, III, the Company's founder resigned as a director of the Company. Prior to his resignation, he appointed Hsueh-Chu Lin to the Board of Directors. Pursuant to Nevada Corporate law, NRS 78.335(5), Hsueh-Chu Lin will fill this vacancy. This new board member will hold office for the unexpired term of his predecessor and/or until his successor(s) are elected and qualified.
Mr. Hsueh-Chu Lin has been appointed to the position as Chief Executive Officer, Mr. Zimmerman becomes the Company's Chief Operating Officer. The Company's Chief Financial Officer resigned to pursue other endeavors.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   99.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbane-Oxley Act.

   99.2 Chief Executive Officer-Section 906 Certification pursuant to Sarbane-Oxley Act.

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

The Company filed a Current Report on February 27, 2003, pursuant to Item 4 ("Changes in Registrant's Certifying Accountants"), entitled "Resignation of Public Accountant" and "Engagement of Beckstead and Watts, LLP;" and Item 7 ("Exhibit") entitled "Letter of Resignation".

The Company amended its Current Report dated January 3, 2003, pursuant to
Item 1 ("Changes in Control of Registrant"), Item 2 ("Acquisition of Disposition of Assets"), and Item 7 "Exhibits" entitled "Stock Purchase Agreement by and between EZ Travel and World Information Technology Inc."

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WORLD INFORMATION TECHNOLOGY, INC.
                                     ----------------------------------
                                               Registrant

Dated:  May 15, 2003

                                     By:   /s/ Hsueh-Chu Lin
                                     ----------------------------------
                                               Hsueh-Chu Lin
                                               Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  May 15, 2003

                                     By:   /s/ Hsueh-Chu Lin
                                     ----------------------------------
                                               Hsueh-Chu Lin
                                               Chief Executive Officer

Exhibit 99.1 -- Chief Executive Officer Certification (Section 302)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Hsueh-Chu Lin, certify that:

     1.   I   have  reviewed  this  quarterly  report  on  Form 10-QSB of  World
          Information Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 15, 2003                        /s/ Hsueh-Chu Lin
------------                        ------------------------------------
                                        Hsueh-Chu Lin
                                        Chief Executive Officer