Form 10QSB
period 2003-06-30
WORLD INFORMATION TECHNOLOGY INC
filed 2003-08-19
CIK 1170422

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
---------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 34,811,048 issued and outstanding as of June 30, 2003. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of June 30, 2003.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Review Report ..............   4
          Consolidated Balance Sheet (unaudited)...............   5
          Consolidated Statements of Operations (unaudited)....   6
          Consolidated Statements of Cash Flows (unaudited)....   7
          Notes to Financial Statements........................  8-11

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  12

Item 3.   Controls and Procedures..............................  17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  18

Item 2.   Changes in Securities and Use of Proceeds............  18

Item 3.   Defaults upon Senior Securities......................  18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  18

Item 5.   Other Information....................................  19

Item 6.   Exhibits and Reports on Form 8-K.....................  20

Signatures.....................................................  21

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

August 18, 2003

Board of Directors
World Information Technology, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of World Information Technology, Inc. (a Nevada corporation) as of June 30, 2003 and the related statements of operations for the six-months and three-months ended June 30, 2003 and 2002 and statements of cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of World Wide Web, Inc. as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 10, 2003, we expressed an unqualified opinion on those financial statements.



Beckstead and Watts, LLP

                    World Information Technology, Inc.
                        Consolidated Balance Sheet
          (Expressed in US dollars, unless otherwise stated)
                             (Unaudited)


Consolidated Balance Sheet

                                                                  June 30,
                                                                    2003
                                                                ------------
Assets
  Cash and equivalents                                          $     65,000
  Short-term investments                                               1,000
  Trade accounts receivable, net of allowance for doubtful
   accounts of $1,366,000                                          5,464,000
  Inventories                                                         27,000
  Other current assets                                               825,000
                                                                ------------
   Total current assets                                            6,382,000
                                                                ------------

Long-term investments                                              2,553,000
Fixed assets, net                                                  2,820,000
Other assets                                                          50,000
                                                                ------------
                                                                $ 11,805,000
                                                                ============

Liabilities and stockholders' equity

  Trade accounts payable                                             112,000
  Notes payable                                                       44,000
  Income tax payable                                               1,449,000
  Accrued expense                                                    179,000
  Other payables and customer deposits                                58,000
                                                                ------------
   Total current liabilities                                       1,842,000
                                                                ------------

Deferred revenue                                                     170,000
Other liabilities                                                    204,000
                                                                ------------
                                                                   2,216,000
                                                                ------------

Commitments and contingencies                                              -

Stockholders' equity

  Series A preferred stock, $.001 par value, 5,000,000 shares
   authorized, zero share issued and outstanding                           -
  Series B preferred stock, $.001 par value, 5,000,000 shares
   authorized, zero share issued and outstanding                           -
  Series C preferred stock, $.001 par value, 5,000,000 shares
   authorized, zero share issued and outstanding                           -
  Common stock, $0.001 par value, 500,000,000 shares
   authorized, 34,811,048 shares issued and outstanding               35,000
  Additional paid-in capital                                       5,408,000
  Retained earnings                                                4,135,000
  Accumulated other comprehensive income -
   foreign currency translation adjustment                            11,000
                                                                ------------
                                                                   9,589,000
                                                                ------------
                                                                $ 11,805,000
                                                                ============

  The accompanying notes are an integral part of these financial statements.

                      World Information Technology, Inc.
                    Consolidated Statements of Operations
              (Expressed in US dollars, unless otherwise stated)
                                 (Unaudited)


Consolidated Statements of Operations

                          For the six months ended  For the three months ended
                                  June 30,                   June 30,
                          ------------------------  --------------------------
                               2003       2002          2003         2002
                          -----------  -----------  -----------  -------------
Net sales                 $ 3,531,000  $ 1,186,000  $ 2,630,000  $     844,000
Cost of goods sold             50,000       51,000       34,000         24,000
                          -----------  -----------  -----------  -------------
Gross profit                3,481,000    1,135,000    2,596,000        820,000

Bad debt expense              465,000      126,000      465,000        126,000
Selling, general and
  administrative              908,000      281,000      659,000         66,000
                          -----------  -----------  -----------  -------------
Net income before
  income taxes              2,108,000      854,000    1,472,000        754,000

Other income or (losses)      140,000      (23,000)     140,000              -

Income tax expense            527,000      213,500      368,000        117,800
                          -----------  -----------  -----------  -------------
Net income                $ 1,721,000  $   640,500  $ 1,244,000  $     636,200
                          ===========  ===========  ===========  =============

Weighted average number of
common shares outstanding -
basic                      34,811,048   34,811,048   34,811,048     34,811,048
                          ===========  ===========  ===========  =============

Net income per share -
basic                     $      0.05  $      0.02  $      0.04  $        0.02
                          ===========  ===========  ===========  =============

Weighted average number of
common shares outstanding -
fully diluted              34,898,005   34,811,048   34,898,005     34,811,048
                          ===========  ===========  ===========  =============

Net income per share -
fully diluted             $      0.05  $      0.02  $      0.04  $        0.02
                          ===========  ===========  ===========  =============

  The accompanying notes are an integral part of these financial statements.

                       World Information Technology, Inc.
                      Consolidated Statements of Cash Flow
               (Expressed in US dollars, unless otherwise stated)
                                  (Unaudited)


Consolidated Statements of Cash Flow

                                                    For the six months ended
                                                            June 30,
                                                    ------------------------
                                                        2003        2002
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $ 1,721,000  $   640,500
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation and amortization expense                  103,000       69,000
 Unrealized loss on short-term investments               45,000       94,000
 Loss on disposal of investments                         90,000            -
 Provision of bad debt expense                          465,000      126,000
 Change in assets and liabilities:
   Accounts receivable                               (2,136,000)     220,500
   Notes receivable                                     175,000            -
   Inventories                                            7,000       (2,000)
   Other current assets                                (733,000)     (52,000)
   Other assets                                           9,000            -
   Notes payable                                         44,000      (47,000)
   Trade accounts payable                               108,000        2,000
   Income tax payables                                  407,000        7,000
   Other current liabilities                             22,000     (216,000)
   Deferred revenue                                      47,000       62,000
   Other liabilities                                    200,000       14,000
                                                    -----------  -----------
Net cash provided by (used in) operating activities     574,000      918,000
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments, net      203,000      (21,000)
(Increase) decrease in long-term investments           (732,000)    (896,000)
                                                    ------------ ------------
Net cash provided (used) by investing activities       (529,000)    (917,000)
                                                    ------------ ------------

Net increase (decrease) in cash and equivalents          45,000        1,000

Cash and equivalents at beginning of the period          20,000       60,000
                                                    -----------  -----------
Cash and equivalents at end of the period           $    65,000  $    61,000
                                                    ===========  ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for interest              $         -  $         -
                                                    ===========  ===========
Cash paid during the year for income taxes          $         -  $         -
                                                    ===========  ===========

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

Results of operations for the interim periods are not indicative of annual results.
Note 2 - Short term investment

As of December 31, 2002, short-term investments totaled $204,000. The Company recognized the loss of $87,000 from the sale of short-term investments in 2003. It was offset by the reserve for loss on decline of market value. The remaining balance of short-term investment is $46,000, of which $45,000 was reserved as of June 30, 2003.


Note 3 - Accounts receivable

Accounts receivable totaled $6,830,000 and allowance for doubtful accounts totaled $1,366,000 as of June 30, 2003.


Note 4 - Deferred revenue

Deferred revenue for the six months ended June 30, 2003 totaled $279,000. Deferred revenue amortized and revenue recognized during the six months ended June 30, 2003 totaled $109,000. The net remaining balance of deferred revenue as of June 30, 2003 was $170,000.

                      World Information Technology, Inc.
                                     Notes
Note 5 - Income taxes

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

As of June 30, 2003, income tax payable to Taiwan taxing authorities totaled $1,449,000 and income tax expense totaled $527,000 for the six months ended June 30, 2003.


Note 6 - Reverse merger

On March 13, 2003, the Company, a State of Nevada publicly traded company, formerly EZ Travel, Inc. ("WRLI"), effected a Merger and Reorganization Agreement (the "Agreement") with World Information -China Taiwan private company ("World China"). Pursuant to the Agreement, WRLI acquired 80.75% of the outstanding common stock of the World China. As consideration for the shares, WRLI transferred 27,611048 (post split adjusted per Note 7 below) shares of its $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the World China controlled the WRLI's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

                      World Information Technology, Inc.
                                     Notes

Note 7 - Equity

On August 12, 2003, the Company's board of directors approved a two-for-one forward stock split of the common stock. This increases the issued and outstanding common shares from 19,922,696 to 39,845,392 shares. The number of shares issued and outstanding during the periods reported have been retroactively adjusted to reflect the stock split.

On June 1, 2003, the Company entered into a Promissory Note with Vantage Consulting Group, LLC ("Vantage") which had paid $250,000 of certain legal fees on behalf of the Company and had provided consulting services to the Company. The Line of Credit Promissory Note represented the accumulation of money lent and services provided during that period. This action was later adopted and approved by the Board of Directors of the Company on June 23, 2003. This Promissory Note became due and payable in full on June 23, 2003.

Also on June 23, 2003, the Company entered into an Equity-For-Debt Exchange Agreement with Vantage for the exchange of $250,000 principal amount of the Line of Credit Promissory note for warrants to purchase 1,000,000 shares (adjusted for the share split in Note 7 above) of common stock of the Company at $.25 (adjusted for the share split in Note 7 above) per share.

The value of the exchange has been determined in two parts: the value of the legal and consulting expenses incurred plus an estimated intrinsic value. The $250,000 Promissory Note was issued in an amount equal to the legal expenses paid plus the estimated Fair Market Value of the consulting services performed. The intrinsic value was calculated under the premise that some amount in excess to the fair market value of the legal expenses and consulting services were granted to Vantage in consideration for the high risk nature of the Promissory Note that Vantage was willing to enter into at that time. This intrinsic value is difficult to measure because of the minimal trading volumes of the Company historically and at this time. Therefore, the Black Scholes valuation methodology does not provide a valuation for the warrants issued.

Because the Company has been unable to obtain an independent value for these warrants before the filing deadline of the 2nd quarter 10Q, the Company has deemed it appropriate to take a conservative approach to recording the value of these warrants. The Company has deemed that the minimum value of the warrants would be equal to its book value or the net value of its assets. The Company also has deemed that an intrinsic value should be added to the book value in order to determine the value of the Company. The Company has concluded to use a 2X multiple of the Company's book value in order to account for both the book value and the intrinsic value of the Company at that time. The Company's book value per share at the time of the warrants was approximately $.42. Adjusted for the stock split, 1,000,000 shares of stock at a 2X multiple of book value would therefore equal $421,245.50.

The $250,000 is recorded to G&A expense in order to properly account for the legal and consulting expenses incurred. The net amount of $171,245.50 is recorded to compensation expense in order to account for the value of the warrants in excess to the fair market value of the legal and consulting expenses incurred.

                      World Information Technology, Inc.
                                  Notes
Note 9 - Subsequent events

On July 1, 2003 the Company obtained a line of credit loan not to exceed $500,000.00 (five hundred thousand dollars), approved by the board of directors, from Pacific Commercial Group LLC ("Pacific"). For each draw, the borrower will issue a convertible promissory note. The convertible promissory notes will bear a 6% interest rate per year through its maturity date of December 1, 2004. The promissory note is convertible into shares of common stock of the Company at $4.00 per share or 50% of the closing bid price on the conversion date, whichever is least price yielding the most shares, subject to adjustment (including the stock split described above). As of the August 19, 2003, the Company had borrowed $68,000 from this Note.

On July 2, 2003 the Company issued 70,000 shares of common stock, subject to adjustment (including the stock split described above) to Charterbridge Financial Group Inc. for a Financial and Public Relations Agreement with Charterbridge Financial Group.

On July 2, 2003 the Company issued 100,000 shares of common stock, subject to adjustment (including the stock split described above) to May Davis Group for an Advisory and Investment Banking Agreement with May Davis Group.

On July 14, 2003, the Company issued 5,054,344 (adjusted for the share split in Note 7 above) shares of common stock under Rule Regulation S to 382 individuals in exchange for the remaining 19.25% ownership in World Information China.


Note 10 - Related party transactions

Mr. Gary Morgan, the Company's Chairman and CEO, effective August 1, 2003 is the majority shareholder in Vantage and Pacific and became a related party as a result of his employment.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

World Information Technology, Inc., ("the Company") formerly known as EZ Travel, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 27, 2001. The articles of the Company authorize the issuance of sixty million (60,000,000) shares of Common Stock at par value of $0.001 per share and fifteen million (15,000,000) shares of Preferred Stock at par value of $0.001.

World Information Technology Inc., a wholly subsidiary ("World Info China") operating in Taiwan and main land China, World Info China has introduced its first all-around online video streaming solution for integrated TV postproduction live custom programming. The Company has developed proprietary interactive real-time two-way data communications. The Company has set up various online shopping channels at http://www.24hh.com and has become a dominant force in e-commerce in Taiwan. World Info China established a service enabling Internet users to create their own Web sites. The Company strives to improve the online experience of its users.

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

The Company had no dilutive common stock equivalents such as stock options or warrants as of June 30, 2003.


Results of Operations
---------------------

Consolidated net sales for the six months ended June 30, 2003 were $3,531,000 versus $1,186,000 for the same period last year. Net sales for the six month period increased by $2,345,000. For the Second Quarter ended June 30, 2003, the Company generated net sales of $2,630,000 versus $844,000 for the same period last year. Management attributes this increase to its expansion of its customer base for website hosting.

Cost of goods sold, for the six months ended June 30, 2003, as a percentage of sales was approximately 1.4%, while in the same period for 2002 it approximated 4.3%. This decrease in cost of sales was primarily due to economies of scale, through increased efficient use of company equipment.

Selling, general and administrative expenses increased from $281,000 in 2002 to $908,000 for the six months ended June 30, 2003. Based on increased revenues generated, management felt that the increase in selling, general and administrative expenses were in line with its operations.

For the six months ended June 30, 2003, the consolidated results of operations reflected a net income after income taxes of $1,721,000 or $0.05 per share.
This compares to a net income of $640,500 or $0.02 per share for the same period last year. For the Second Quarter ended June 30, 2003, the consolidated results of operations reflected a net income after income taxes of $1,244,000 or $0.04 per share. This compares to a net income of $636,200 or $0.02 per share for the same period last year. Management believes the Company achieved increased profitability in a very difficult time for internet related companies and the effect of Severe Acute Respiratory Syndrome ("SARS"), impacting mostly Hong
Kong and Taiwan, where the Company conducts its business.

The management of World Info China feels confident that they will continue to capture a good portion of the market share in the near future with the current business model and aggressive planning for the expected improvement in the economy. As internet based companies continue to close their operations, this could mean less competition on the horizon. The Company is looking to achieve high growth with the possibility of setting up China operations to capture the Chinese market that is just beginning to flourish in internet and e-commerce. Management cautions, that there are no assurances the company will be able to duplicate these increased results in future Quarters. Failure to expand the Company's customer base can have an adverse effect on the Company's future.

Subsequent Event  --  Accounts Receivable
-----------------------------------------

During the Second Quarter, the collections of Accounts Receivable slowed dramatically due to the severe effect of SARS, impacting mostly Hong Kong and Taiwan. Since quarter's end, the Company has collected $2,580,000 of the outstanding accounts receivable balance of $6,200,000 at as of June 30, 2003. Management believes that collections of the previous quarter's revenue will be strong as the business climate has improved. Further, management believes that collections will be normal going forward and receivable balances will average below 90 days outstanding.

Liquidity and Capital Resources
-------------------------------

On June 1, 2003, the Company entered into a Promissory Note with Vantage Consulting Group, LLC ("Vantage") which had paid $250,000 of certain legal fees on behalf of the Company and had provided consulting services to the Company. The Line of Credit Promissory Note represented the accumulation of money lent and services provided during that period. This action was later adopted and approved by the Board of Directors of the Company on June 23, 2003. This Promissory Note became due and payable in full on June 23, 2003.

Also on June 23, 2003, the Company entered into an Equity-For-Debt Exchange Agreement with Vantage for the exchange of $250,000 principal amount of the Line of Credit Promissory note for warrants to purchase 1,000,000 shares (adjusted for the August 14, 2003 two for one stock split) of common stock of the Company at $.25 (adjusted for the August 14, 2003 two for one stock split) per share. A charge was incurred during the second quarter for the $250,000 in legal expenses paid and the estimated Fair Market Value of the consulting services performed, plus an additional $171,243 for the estimated Fair Market Value of the warrants in excess of the Fair Market Value of the legal and consulting expenses incurred.

Subsequent Event
----------------

On July 1, 2003 the Company obtained a line of credit loan not to exceed $500,000.00 (five hundred thousand dollars), approved by the board of directors, from Pacific Commercial Group LLC ("Pacific"). For each draw, the borrower will issue a convertible promissory note. The convertible promissory notes will bear a 6% interest rate per year through its maturity date of December 1, 2004. The promissory note is convertible into shares of common stock of the Company at $4.00 per share or 50% of the closing bid price on the conversion date, whichever is least price yielding the most shares, subject to adjustment (including the stock split described above). As of the August 19, 2003, the Company had borrowed $68,000 from this Note.


Related Party Transactions
--------------------------

Mr. Gary Morgan, the Company's Chairman and CEO, effective August 1, 2003, see subsequent events, is the majority shareholder in Vantage and Pacific and became a related party as a result of his employment.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "WRLT." A limited market exists for the trading of the Company's
common stock.   During the Second Quarter ending June 30, 2003, there has
been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

ITEM 2.  Changes in Securities and Use of Proceeds

On July 2, 2003 the Company issued 70,000 shares of common stock, subject to adjustment (including the stock split described above) for a Financial and Public Relations Agreement with Charterbridge Financial Group.

On July 2, 2003 the Company issued 100,000 shares of common stock, subject to adjustment (including the stock split described above) for an Advisory and Investment Banking Agreement with the May Davis Group.

On July 14, 2003, the Company issued 5,054,344 (adjusted for the August 14, 2003 two for one forward split) shares of common stock under Rule Regulation S to 382 individuals in exchange for the remaining 19.25% ownership in World Information China.

On August 12, 2003, at the Company's annual shareholders meeting the Company approved a two-for-one forward stock split of the common stock. This forward stock split took effect on August 14, 2003.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.

Subsequent Event:

The Company's annual shareholder meeting was held on August 12, 2003. The following proposals were submitted to a vote and approved by, the Company's shareholders. At the Meeting, Fourteen Million One Hundred Thirteen Thousand Five Hundred Eighty-three (14,113,583) shares were present and voted in favor of each of the following proposals. The results were tabulated and certified by John Dean Harper, Esq., the corporation's special counsel. This represents 70.8% of the 19,922,696 issued and outstanding shares. No votes were cast against any proposal and no broker non-votes were received.

      PROPOSAL NO. 1:   Approval of a two-for-one forward stock split of the
common stock. This increases the issued and outstanding common shares from 19,922,696 to 39,845,392 shares.

      PROPOSAL NO. 2:   To increase the Board of Directors to nine (9) members
by a vote of 14,108,583. The original proposal was to increase the number of Board of Directors to eight (8) members. The shareholders approved a nine (9) member Board.

      PROPOSAL NO. 3:   To approve a new Board of Directors, which will hold
office until the 2004 annual meeting. The new Board consists of the following members:

Hsueh Chu Lin
Yung Fen Cheng
Yu Yen Kuo
Wei Kuo Hsu Lin
Mei-Lin Shiu
Yu-Chi Cheng
Gary D. Morgan

Note: Gary Morgan was a write-in Board of Directors nominee on all received proxy statements, which represented 14,113,583 shares that voted.

      PROPOSAL NO. 4:   The ratification of Beckstead and Watts, LLP, as the
Company's Independent Auditors.

      PROPOSAL NO. 5: In the shareholders discretion, the appointed proxies were authorized to vote upon such other business as may properly come before the meeting. By written unanimous consent, as presented at the annual meeting by the majority of the shareholders, as supplemented with their proxies as other business, they voted to approve the following:

A. The Employment Agreement, dated as of July 24, 2003, between the Corporation and Gary D. Morgan, including a Convertible Note Agreement, Note and Indemnification Agreement (collectively the "Agreement") becomes effective August 1, 2003. This Employment Agreement with Mr. Morgan calls for a $1.00 annual salary and significant equity based incentives. (See Exhibit 10.4 - Agreement")

B. That any officer of the corporation is authorized and directed to execute each of the documents referred to in the above paragraph and shall take such other action and execute such other instruments as may be deemed necessary or advisable to consummate the transaction or advisable to consummate this Agreement.

C. The ratification of the appointment of Gary D. Morgan as Chief Executive Officer and Chairman of the Corporation and as a member of the Board of Directors.

D. The Independent Directors of the corporation representing the Compensation Committee have approved this Agreement.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

  Exhibit
  Number        Title of Document
  --------------------------------------------

    31.1     Certifications of the Chief Executive Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    31.2     Certifications of the Chief Financial Officer pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


Subsequent Form 8-K Filings:

The Company filed a Current Report dated August 12, 2003, pursuant to Item 5 ("Other Events"), entitled "Results of Annual Shareholders Meeting;" and, Item
7. ("Exhibits"), entitled "Employment Agreement."

The Company filed a Current Report dated August 15, 2003, pursuant to Item 5 ("Other Events"), entitled "Asset Sale Agreement;" and, Item 7. ("Exhibits"), entitled "Asset Sale Agreement."

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


                                     WORLD INFORMATION TECHNOLOGY, INC.
                                     ----------------------------------
                                               Registrant

Dated:  August 18, 2003

                                     By:   /s/ Gary Morgan
                                     ----------------------------------
                                               Gary Morgan
                                               Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  August 18, 2003

                                     By:   /s/ Gary Morgan
                                     ----------------------------------
                                               Gary Morgan
                                               Chief Executive Officer