Form 10QSB
period 2003-09-30
WORLD INFORMATION TECHNOLOGY INC
filed 2003-11-25
CIK 1170422

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2003
---------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common Stock, $0.001 par value per share, 60,000,000 shares authorized, 39,965,392 issued and outstanding as of September 30, 2003. Preferred Stock, $0.001 par value per share, 15,000,000 shares authorized, none issued nor outstanding as of September 30, 2003.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheet (unaudited)............... 3
          Consolidated Statements of Operations (unaudited).... 4
          Consolidated Statements of Cash Flows (unaudited).... 5
          Notes to Financial Statements........................6-7

Item 2.   Management's Discussion and Analysis of Plan
          of Operation......................................... 8

Item 3.   Controls and Procedures..............................14

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................15

Item 2.   Changes in Securities and Use of Proceeds............15

Item 3.   Defaults upon Senior Securities......................15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................15

Item 5.   Other Information....................................15

Item 6.   Exhibits and Reports on Form 8-K.....................16

Signatures.....................................................17

                      World Information Technology, Inc
                         Consolidated Balance Sheet
              (Expressed in US dollars, unless otherwise stated)
                                  (Unaudited)

                                                         SEPTEMBER 30,
                                                              2003
                                                          ------------
ASSETS
 Cash and equivalents                                     $  2,059,000
 Short-term investments
 Trade accounts receivable, net of allowance for doubtful
  accounts of $1,366,353                                     3,405,000
 Inventories                                                    63,000
 Other current assets                                          626,000
                                                          ------------
  Total current assets                                       6,153,000
                                                          ------------
Long-term investments                                        5,290,000
Fixed assets, net                                            2,755,000
Other assets                                                    75,000
                                                          ------------
                                                          $ 14,273,000
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Trade accounts payable                                        149,000
 Notes payable                                                 346,000
 Income tax payable                                          2,126,500
 Accrued expense                                               170,000
 Other payables and customer deposits                          116,000
                                                          ------------
   Total current liabilities                                 2,907,500
                                                          ------------
Deferred revenue                                               372,000
Other liabilities                                              360,000
                                                          ------------
                                                             3,639,500
                                                          ------------
Minority interest                                             (850,000)
                                                          -------------

STOCKHOLDERS' EQUITY

Series A preferred stock, $.001 par value,
   5,000,000 shares authorized, zero
   share issued and outstanding                                      -
Series B preferred stock, $.001 par value,
   5,000,000 shares authorized, zero
   share issued and outstanding                                      -
Series C preferred stock, $.001 par value,
   5,000,000 shares authorized, zero
   share issued and outstanding                                      -
Common stock, $0.001 par value, 60,000,000
   shares authorized, 39,965,392
   shares issued and outstanding                                40,000

Additional paid-in capital                                   5,461,000

Minority interest

Retained earnings                                            5,816,500

Accumulated other comprehensive income -
   foreign currency translation adjustment                     166,000
                                                          -------------

                                                            11,483,500
                                                          -------------
                                                          $ 14,273,000
                                                          =============


The accompanying notes are an integral part of these financial statements

                      World Information Technology, Inc
                     Consolidated Statements of Operations
              (Expressed in US dollars, unless otherwise stated)
                                  (Unaudited)


                         For the nine months ended  For the three months ended
                                 September 30,               September 30,
                         --------------------------   -------------------------
                              2003        2002           2003           2002
                         ------------   -----------   ------------   ----------
Net sales                     $6,781,000  $3,296,000   $3,250,000  $2,110,000
Cost of goods sold                65,000      72,000       15,000      21,000
                              ----------  ----------   ---------- -----------
Gross profit                   6,716,000   3,224,000    3,235,000   2,089,000

Bad debt expense                 465,000     564,000            -     438,000
Selling, general and
   administrative              1,389,000     385,000      481,000     104,000
Net income before
                              ----------  ----------   ---------- -----------
   income taxes                4,862,000   2,275,000    2,754,000   1,547,000
Other income or (losses)         136,000       2,000      (4,000)      25,000
Income tax expense             1,215,500     569,000      688,500     355,500
                              ----------  ----------   ---------- -----------
Net income                    $3,646,500  $1,708,000  $ 2,061,500  $1,216,500
                              ==========   ==========  =========== ===========
Weighted average number of
   common shares
   outstanding - basic        35,962,751  34,811,048   38,228,602  34,811,048
                              ==========  ==========  =========== ===========
Net income per share - basic  $    0.10   $    0.05   $     0.05   $    0.03
                              =========   ==========  =========== ===========
Weighted average number of
   common shares outstanding -
   fully diluted              36,100,884  34,811,048   38,565,559  34,811,048
                              ==========  ==========  =========== ===========

Net income per share -
   fully diluted              $    0.10   $    0.05   $    0.05   $    0.03
                              ==========  ==========  =========== ===========


The accompanying notes are an integral part of these financial statements

                      World Information Technology, Inc
                     Consolidated Statements of Cash Flow
              (Expressed in US dollars, unless otherwise stated)
                                  (Unaudited)

                                                 For the nine months ended
                                                       September 30,
                                                 -------------------------
                                                   2003             2002
                                                 -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 3,646,500    $     640,500

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization expense              101,000           69,000
  Unrealized loss on short-term investments           87,000           94,000
  Loss on disposal of investments                     90,000                -
  Provision of bad debt expense                      465,000          126,000
  Change in assets and liabilities:
    Accounts receivable                          (    77,000)         220,500
    Notes receivable                                 175,000                -
    Inventories                                  (    29,000     (      2,000)
    Other current assets                         (   534,000)    (     52,000)
    Other assets                                 (    16,000)               -
    Notes payable                                (   696,000)    (     47,000)
    Trade accounts payable                           145,000            2,000
    Income tax payables                            1,948,500            7,000
    Other current liabilities                   (  1,362,800)    (    216,000)
    Deferred revenue                                 154,000           62,000
    Other liabilities                                356,000           14,000
    Minority interest                                850,000               -
                                               -------------     ------------
Net cash provided by (used in)
   operating activities                            5,304,000          918,000
                                               -------------     ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease in short-term
     investments, net                                204,000     (     21,000)

  (Increase) decrease in long-term
     investments Net cash provided (used)
     by investing activities                    (  3,469,000)    (    896,000)
                                               --------------    -------------
Net cash provided by (used) by
   investing activities                         (  3,265,000)    (    917,000)
                                               --------------    -------------

Net increase (decrease) in cash and equivalents    2,039,000            1,000


CASH FLOWS FROM FINANCING ACTIVITIES:
  (Increase) minority interest                       850,000                -
                                               --------------    -------------
Net cash provided (used) by financing activities     850,000                -
                                               --------------    -------------
Net increase (decrease) in cash and equivalents     2,039,000           1,000

Cash and equivalents at beginning of the period        20,000          60,000
Cash and equivalents at end of the period      $    2,059,000    $     61,000
                                               ==============    ============
SUPPLEMENTAL DISCLOSURES
 Cash paid during the year for interest        $           -     $          -
                                               ==============    ============
 Cash paid during the year for income taxes    $           -     $          -
                                               ==============    ============


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

NOTE 2 - Short term investment

As of December 31, 2002, short-term investments totaled $204,000. The Company recognized the loss of $87,000 from the sale of short-term investments in 2003. It was offset by the reserve for loss on decline of market value. The remaining balance of short-term investment is $46,000, of which the entire $46,000 was reserved as of September 30, 2003.

NOTE 3 - Accounts receivable

Accounts receivable totaled $4,771,000 and allowance for doubtful accounts totaled $1,366,000 as of September 30, 2003.

NOTE 4 - Deferred revenue

Deferred revenue at September 30, 2003 totaled $372,000.

NOTE 5 - Equity

On August 12, 2003, the Company's board of directors approved a two-for-one forward stock split of the common stock. The number of shares issued and outstanding during the periods reported have been retroactively adjusted to reflect the stock split.

                      World Information Technology, Inc.
                                   Notes

NOTE 5 - Equity (Continued)
---------------------------

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

NOTE 6 - Notes Payable

On July 1, 2003 the Company obtained a line of credit loan not to exceed $500,000.00 (five hundred thousand dollars), approved by the board of directors, from Pacific Commercial Group LLC ("Pacific"). For each draw, the borrower will issue a convertible promissory note. The convertible promissory notes will bear a 6% interest rate per year through its maturity date of December 1, 2004. The promissory note is convertible into shares of common stock of the Company at $4.00 per share or 50% of the closing bid price on the conversion date, whichever is least price yielding the most shares, subject to adjustment (including the stock split described above).
As of September 30, 2003, the Company had borrowed $414,000 from this Note.
On October 24, 2003, Pacific sent notice to the Company to convert the Note to common stock.

NOTE 7 - Reverse merger

On March 13, 2003, the Company, a State of Nevada publicly traded company, formerly EZ Travel, Inc. ("WRLT"), effected a Merger and Reorganization Agreement (the "Agreement") with World Information-China Taiwan private company ("World China"). Pursuant to the Agreement, WRLT acquired 80.75% of the outstanding common stock of the World China. As consideration for the shares, WRLT transferred 27,611,048 (post split adjusted per Note 7 below) shares of its $0.001 par value common stock. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the World China controlled the WRLT's common stock immediately upon conclusion of the transaction. Under reverse acquisition accounting, the post-acquisition entity was accounted for as a recapitalization of the Company.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

This quarters results indicate that World Information's strategic initiatives to attract membership in mainland China and provide them a broad service offering is meeting our expectations. Our growth initiatives, fueled by the strength of our growing member marketing and sales force are exceeding our membership targets. This combined with our product development plan, we feel that the Company is properly positioned to manage and sustain high growth in the challenging environment of the Taiwan and mainland China markets.

World Info China continues to introduce more value-added member services and strengthen and expand the number of affinity programs and affiliate management tools that it offers. Management believes that its focus on the needs of its users and enhancing their experience within the World Info China's website community will produce continued growth in, and foster loyalty among, its membership base. Management believes that a large and growing base of committed users organized on a contextual basis provides advertisers and e-commerce merchants with an attractive market to target promotion and sales of their products and services, thereby creating added advertising and commerce revenue opportunities for World Info China.

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

We are executing strategies to carefully manage our resources to acquire new members while prudently reinvesting in our business. We plan to invest substantial capital in our Research and Development initiatives in the near term. We are rapidly expanding our e-commerce offerings creating a one-stop shop for our members. Our immediate plans include online video gaming, branded lines of consumer products, health care products, cosmetics, videos, music and entertainment propositions. We also plan to make several acquisitions to complement our on-line shopping channels and increase our product offering and create immediate revenue streams.

The Company received a firm commitment for more than $20 Million of private funding to support the acquisition of unlisted state-owned China companies. China recently announced that it will open its state-owned firms wider to foreign investment to be more competitive under it's World Trade Organization membership. China's State Asset Regulatory Commission believes that bringing foreign investors into state firms through mergers and acquisitions will help improve performance and spur the inflow of foreign funds. World Information is rapidly expanding its e-commerce offerings to create a broader one-stop for its members and our immediate plans include online video gaming, branded lines of consumer products, health care products, cosmetics, videos, music and entertainment propositions. Management plans to make acquisitions to complement its online shopping channels and increase our product offerings. With the closing of this funding combined with the improved regulatory environment, we have the opportunity to acquire some targeted entities that will accelerate our business plan and expand our market depth. We are very active in our negotiations with some entities that can meet our criteria and these regulatory policy statements are very timely.

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

The Company had no dilutive common stock equivalents such as stock options or warrants as of September 30, 2003.

Results of Operations
---------------------

Consolidated net sales for the nine months ended September 30, 2003 were $6,781,000 versus $3,296,000 for the same period last year. Net sales for the nine month period increased by $3,485,000. For the Third Quarter ended September 30, 2003, the Company generated net sales of $3,250,000 versus $2,110,000 for the same period last year. Expansion into mainland China accounted for the majority of this increase. The entry into mainland China at the beginning of the quarter was slow and began to accelerate in September.


Cost of goods sold, for the nine months ended September 30, 2003, as a percentage of sales was approximately 0.9%, while in the same period for 2002 it approximated 2.2%. This decrease in cost of sales was primarily due to economies of scale, through increased efficient use of company equipment.

Selling, general and administrative expenses increased from $385,000 in 2002 to $1,389,000 for the nine months ended September 30, 2003. Investment banking related activities and product acquisition expenses in the US accounted for substantially all the growth in additional overhead. Based on increased revenues generated, management felt that the increase in selling, general and administrative expenses were in line with its operations.

For the nine months ended September 30, 2003, the consolidated results of operations reflected a net income after income taxes of $3,646,500 or $0.10 per share. This compares to a net income of $1,708,000 or $0.05 per share for the same period last year. For the Third Quarter ended September 30, 2003, the consolidated results of operations reflected a net income after income taxes of $2,061,500 or $0.05 per share. This compares to a net income of $1,216,500 or $0.03 per share for the same period last year. Management believes its net income figures met its expectations for the Quarter.

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

Short-term investment
---------------------

As of December 31, 2002, short-term investments totaled $204,000. The Company recognized the loss of $87,000 from the sale of short-term investments in 2003. It was offset by the reserve for loss on decline of market value. The remaining balance of short-term investment is $46,000, of which the entire $46,000 was reserved as of September 30, 2003.

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

Also on June 23, 2003, the Company entered into an Equity-For-Debt Exchange Agreement with Vantage for the exchange of $250,000 principal amount of the Line of Credit Promissory note for warrants to purchase 1,000,000 shares (adjusted for the August 14, 2003 two for one stock split) of common stock of the Company at $0.25 (adjusted for the August 14, 2003 two for one stock split) per share. A charge was incurred during the third quarter for the $250,000 in legal expenses paid and the estimated Fair Market Value of the consulting services performed, plus an additional $171,243 for the estimated Fair Market Value of the warrants in excess of the Fair Market Value of the legal and consulting expenses incurred.

On November 6, 2003, the Company entered into a Regulation S Purchase Agreement with Aurora Two, LTD for a major funding transaction. The closing and the valuation of the transaction is expected to be complete in early December 2003. Company management believes that this transaction, when closed, will provide sufficient working capital for the next eighteen months.


On July 1, 2003 the Company obtained a line of credit loan not to exceed $500,000.00 (five hundred thousand dollars), approved by the board of directors, from Pacific Commercial Group LLC ("Pacific"). For each draw, the borrower will issue a convertible promissory note. The convertible promissory notes will bear a 6% interest rate per year through its maturity date of December 1, 2004. The promissory note is convertible into shares of common stock of the Company at $4.00 per share or 50% of the closing bid price on the conversion date, whichever is least price yielding the most shares, subject to adjustment (including the stock split described above). As of the end of the period, 2003, the Company had borrowed the full amount from this Note. On October 24, 2003, Pacific sent notice to the Company to convert the Note to common stock.


Related Party Transactions
--------------------------

Mr. Gary Morgan, the Company's Chairman and CEO, effective August 1, 2003, is the majority shareholder in Vantage and Pacific and became a related party as a result of his employment.

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "WRLT." A limited market exists for the trading of the Company's
common stock.   During the Third Quarter ending September 30, 2003, there has been limited trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.


Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No cash dividends have been paid on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

ITEM 2.  Changes in Securities and Use of Proceeds

During the Quarter, the Company issued 5,154,344 shares to private consultants completed its exchange agreement with World Info China Through the exchange of shares, the Company acquired the remaining 19.25% of World Info China. World Info China is now a wholly owned subsidiary of the Company.

On August 12, 2003, at the Company's annual shareholders meeting the Company approved a two-for-one forward stock split of the common stock. This forward stock split took effect on August 14, 2003.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

Wei Kuo Hsu Lin and Yu-Chi Cheng resigned as board members. Pursuant to Nevada NRS 78.335, their vacancies have been replaced by the approval of the existing board. The following individuals serve as the Board of Directors of the company: Gary Morgan (Chairman and Director), Edward Wen (Secretary and Director), Tsih-Hao Jung, Shyng-Jiann Lin, Ching-Hsiang Ho, Guo Hai Xia (Treasurer and Director), Mei-Ling Hsu.

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

Dated:  November 24, 2003

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

Dated:  November 24, 2003

                                     By:   /s/ Gary Morgan
                                     ----------------------------------
                                               Gary Morgan
                                               Chief Executive Officer