Form 10KSB
period 2003-12-31
WORLD INFORMATION TECHNOLOGY INC
filed 2004-08-02
CIK 1170422

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2003

                       WORLD INFORMATION TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

===============================================================================
         Nevada                       000-49795                 80-0001653
--------------------------------------------------------------------------------
(State or other jurisdiction   (Commission File Number)        (IRS Employer
    of incorporation)                                       Identification No.)
===============================================================================

                 Rockefeller Center, 7th Floor
           1230 Avenue of the Americas, New York, NY             10020
        -----------------------------------------------        ---------
           (Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (212) 745-1382

      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.001 per share

           Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]     No [X]

           Check if there is no disclosure  of delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

           State  the  issuer's  revenues  for  the  most  recent  fiscal  year:
$8,610,911.00.

           State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of July 26, 2004:
$1,861,735.75 (7,446,943 shares at $0.25 / share)

           State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,679,864 shares of common stock, $.001 par value per share, as of July 23, 2004.

           Transitional Small Business Disclosure Format (check one):
                               Yes [_]     No [X]

                                TABLE OF CONTENTS

                                      Page

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS...........................................1
Item 2.     DESCRIPTION OF PROPERTY...........................................6
Item 3.     LEGAL PROCEEDINGS.................................................7
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............7


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........7
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................10
Item 7.     FINANCIAL STATEMENTS.............................................23
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................23
Item 8A.    CONTROLS AND PROCEDURES..........................................27


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......27
Item 10.    EXECUTIVE COMPENSATION...........................................29
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................30
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................31
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................33
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................34

SIGNATURES  .................................................................35

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION

           We were organized under the laws of the State of Nevada on December 27, 2001 as EZ Travel, Inc. As EZ Travel, Inc., we were in the business of providing travel agency related services, such as booking reservations for cruises, hotels, car rentals, and preparing tour packages.

           On January 3, 2003, we entered into a Stock Purchase Agreement with World Information Technology, Inc., a corporation organized under the Company Law of the Republic of China, located in Taipei, Taiwan, China ("World Info China"), and 80.75% of the stockholders of World Info China. Pursuant to the terms of the Stock Purchase Agreement, we acquired 80.75% of the issued and outstanding shares of capital stock of World Info China from the World Info China stockholders in a one-for-one exchange for newly issued shares of our common stock. Pursuant to the Stock Purchase Agreement, we issued an aggregate of 27,611,048 shares of our common stock (post split adjusted for a 2:1 forward stock split effected on August 12, 2003). The transaction was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of World Info China controlled our common stock immediately after the transaction was effected. On February 13, 2003, we changed our name to World Information Technology, Inc.

           On July 11, 2003, we issued 4,694,344 shares of our common stock (post split adjusted) in exchange for the remaining 19.25% ownership of World Info China. We currently own 100% of World Info China.

           On May 21, 2004, we acquired 95% of the outstanding capital stock of Shanghai Bofeng Internet Technology Co. Ltd. in exchange of 38,786 shares of our common stock. Shanghai Bofeng Internet Technology is an Internet service and content provider which currently owns three business websites in mainland China.

           Our objective is to become China's leading member-created online community for people on the web. We are currently seeking business acquisition opportunities to further expand our operations into mainland China. We have no current plans, arrangements or agreements with respect to any proposed mergers or acquisitions. Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

SIGNIFICANT RECENT EVENTS

CHANGES TO MANAGEMENT AND BOARD OF DIRECTORS

           Since April 2003, we have made extensive changes in the composition of our senior management and our Board of Directors.

           In April 2003, Edward C. Zimmerman, III resigned as our President, Chief Executive Officer, Chief Financial Officer and Secretary. In April 2003, we appointed Hsueh-Chu Lin as our Chief Executive Officer. In August 2003, Hsueh-Chu Lin resigned as our Chief Executive Officer. On August 1, 2003, we appointed Gary D. Morgan as Chief Executive Officer. On August 19, 2003, Parsh Patel was appointed to the position of Chief Technical Officer. On November 3,
2003, Edward Wen was appointed Secretary and Hai Xia Guo was appointed Treasurer. On January 15, 2004, Steven D. Fellows resigned as our Chief Financial Officer. On January 18, 2004, Gary D. Morgan resigned from his position as Chief Executive Officer and Edward Wen resigned as Secretary. On January 26, 2004, Dan Y. Zhao was appointed Chief Executive Officer. On January 27, 2004, Shyng-Jiann Lin was appointed Secretary. During February 2004, Dan Y. Zhao resigned as our Chief Executive Officer and on February 18, 2004 Parsh Patel was appointed Chief Executive Officer. Our current officers are: Parsh Patel, President, Chief Executive Officer and Chief Technology Officer; Shyng-Jiann Lin, Secretary and Principal Financial Officer; and Hai Xia Guo, Treasurer.

           On August 1, 2003, we appointed Gary D. Morgan as Chairman of our Board of Directors. On August 12, 2003, Yung Fen Cheng, Yu Yen Kuo, Wei Kuo Hsu Lin and Mei-Lin Shiu were appointed to positions as members of our Board of Directors. During August 2003, Edward C. Zimmerman, III resigned as a director. Yung Fen Cheng, Yu Yen Kuo and Wei Kuo Hsu Lin subsequently resigned from their positions on November 3, 2003. On November 3, 2003, Tsih-Hao Jung, Edward Wen, Shyng-Jiann Lin, Ching-Hsiang Ho and Hai Xia Guo were appointed to our Board of Directors. In December 2003 Mei-Lin Shiu resigned from our Board of Directors. On January 18, 2004, Gary D. Morgan resigned from his position as Chairman of our Board of Directors and Edward Wen resigned from our Board of Directors. Also on January 18, 2004, Tsih-Hao Jung was appointed Chairman of our Board of
Directors. The current members of our Board of Directors are Tshih-Hao Jung (Chairman), Shyng-Jiann Lin, Hai Xia Guo and Ching-Hsiang Ho.

SEC STOP TRADING ORDER

           On March 16, 2004, the Securities and Exchange Commission announced the temporary suspension of trading of our securities. The Commission temporarily suspended trading in our securities because questions were raised regarding: (i) the accuracy and completeness of information about us in our filings with the Commission and in press releases concerning, among other things, our financial condition, our funding arrangements, and the resignations of our former auditor and Chairman; and (ii) transactions in our securities by certain individuals associated with us. On March 30, 2003, the trading restriction on our common stock was lifted and our common stock began trading on the Pink Sheets.

CHANGES IN PRINCIPAL ACCOUNTANTS

            On February 17, 2003, our Board of Directors dismissed Merdinger, Fruchter, Rosen & Company, P.C., and on that same day retained Beckstead and Watts, LLP as our independent auditor for the fiscal year ended December 31, 2002. By letter dated January 15, 2004, Beckstead and Watts resigned as our principal accountants. Following the resignation of Beckstead and Watts, on January 15, 2004, we appointed Rosenberg Rich Baker Berman & Company, P.A. Rosenberg Rich Baker Berman & Company subsequently withdrew as our principal auditing firm effective February 9, 2004. On April 9, 2004, we retained L.L. Bradford & Company, LLC as independent auditors for the year ended December 31, 2003 and to re-audit our financial statements for the year ended December 31, 2002. For a complete description of these changes, see "Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE."

DELINQUENT SEC REPORTS

           As a result of the extensive changes in our senior management and our Board of Directors, the suspension in trading in our securities, and the changes in our principal accountants, we were not able to timely file our annual report on Form 10-KSB for the year ended December 31, 2003 and our quarterly report on Form 10-QSB for the quarter ended March 31, 2004. We also expect these changes will cause a delay in filing our quarterly report on Form 10-QSB for the quarter ended June 30, 2004.

INVESTIGATION BY MANAGEMENT

           Prior to completing the audits of the years ended December 31, 2003 and December 31, 2002, our Board of Directors directed our management to undertake an investigation into the accuracy and completeness of information reported in our filings with the Securities and Exchange Commission and in our press releases, and any other matters they deemed appropriate to consider. The findings of this investigation were as follows:

     o The information reported in our SEC filings and in our press releases was reported accurately.

     o During the period of high turnover in our management and our Board of Directors, certain controlling shareholders, including JYN Seng International Technology, Ltd. and Cloud Technology Ltd., caused our management and financial resources to be diverted from our core Internet business.

     o We discovered that during 2003, International Joyful Shopping Mall Internet Business Co., Ltd., a majority-owned subsidiary of World Info China, advanced to one of its shareholders $1,775,997 to seek potential investment opportunities on behalf of International Joyful Shopping Mall.

     o We discovered a series of transactions in our common stock by which certain shareholders may have improperly caused restrictive legends to be removed from share certificates.

           Based upon the foregoing findings, our Board of Directors took the following actions:

     o We repurchased and retired 21,763,382 shares of our common stock, representing approximately 52% of our 41,908,184 shares of common stock then outstanding, from certain controlling shareholders through the following series of transactions:

          - On May 24, 2004 we exchanged all of World Info China's common stock ownership of Forever King, representing approximately 61.33% of Forever King's outstanding shares, for 2,464,014 shares of our common stock that was owned by Forever King. For a complete description of this transaction see the "Subsequent Events" section on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

          - On June 4, 2004, we exchanged 4,757,831 shares of common stock of Weichang International Technology, Inc. owned by World Info China for 9,149,368 shares of our common stock that was owned by Cloud Technology Co. For a complete description of this transaction see the "Subsequent Events" section on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

          - On June 4, 2004, we exchanged 4,992,169 shares of common stock of Weichang International Technology, Inc. owned by World Info China and all of World Info China's ownership of YuQi Information Technology Co., Ltd. for 5,100,000 shares of our common stock that was owned by JYN Seng International Technology, Ltd. For a complete description of this transaction see the "Subsequent Events" section on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

          - On June 13, 2004, we exchanged all of World Info China's common stock ownership of Modern Worldwide Internet, representing approximately 22.5% of Modern Worldwide Internet's outstanding shares, for 1,550,000 shares of our common stock that was owned by Modern Worldwide Internet.

          - On June 24, 2004, we agreed to forgive the debt of the International Joyful Shopping Mall shareholder of $1,775,997 in exchange for the return to us of 3,500,000 shares of our common stock that was owned by the shareholder. This transaction was completed as a result of the findings made during our investigation, wherein we concluded that this receivable was not able to be collected from the shareholder.

     o    We  directed   management  to  cease  contact  with  any  third  party
          consultants   who   represented   the  interests  of  the  controlling
          shareholders.

     o We implemented controls and procedures with our transfer agent to require the proactive involvement of management and our legal counsel with all issuances and transfers of our common stock.

     o We adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees, which is filed as Exhibit 14.1 to this report.

WORLD INFO CHINA - INTRODUCTION

           World Info China was incorporated as a company limited by shares under the Company Law of the Republic of China on October 17, 1998 and is based in Taipei, Taiwan. World Info China was established to configure and manufacture computer equipment and to provide services such as: (1) a network audio video direct broadcast system, (2) information software, (3) information storage and
(4) enable electronic commerce across its network. The company's market strategy was focused on Taiwan. In December 1998, World Info China introduced a video direct broadcasting service using the Internet for streaming. In May 2000, World Info China had established itself as an innovator and received Taiwan's "Excellent Enterprise" Award. In July 2000, World Info China introduced their "Happy World Net" on-line shopping websites. One year later, it introduced "World Mall Shopping" and began hosting and maintaining virtual retail stores on the Internet. World Info China began to aggregate enterprises, using a membership marketing approach and to attract and maintain enterprises on its network for e-commerce. By mid-2003, World Info China had built a direct sales and marketing organization to capture small to medium business owners in Taiwan.

In  mid-2003,  World Info China  began to expand its  operations  into  mainland
China.

WORLD INFO CHINA - PRODUCTS AND SERVICES

           World Info China's objective is to become the Republic of China's leading member-created online community for people on the web. The company has designed a multi-level sales and marketing program to recruit and bring businesses to the web. We provide service through three major business lines including our Members Club (Business to Business "B2B" with valued added to the Member), www.24hh.com (Business to Consumer "B2C" for on-line shopping) and On-line Network Services (Search & Enterprise services).

MEMBERS CLUB
(Business to Business "B2B" with valued added to the Member)

           World Info China's objectives are to focus on member affinity programs to maintain its market position as a provider of personal websites and to continue to grow its membership. Strategies being implemented to achieve these objectives include:

     o    offering easier-to-use web-page publishing tools;

     o    allowing users to easily create and enhance personal websites;

     o integrating e-commerce opportunities and World Info China's affiliate programs;

     o promoting World Info China's website (http://www.24hh.com) as a destination point on the web by augmenting the company's existing distribution alliances; and

     o    launching  brand-name   promotional   campaigns  to  drive  growth  in
          membership and traffic to members' personal websites.

           An important business segment of World Info China is website hosting. To attract new customers to the company's website hosting services, World Info China established a service enabling Internet users to create their own websites. In addition, World Info China intends to introduce more value-added member services and strengthen and expand the number of affinity programs and affiliate management tools that it offers. Management believes that its focus on the needs of its users and enhancing their experience within World Info China's website community will produce continued growth in, and foster loyalty among, its membership base. The company believes that a large and growing base of committed users organized on a contextual basis provides advertisers and e-commerce merchants with an attractive market to target promotion and sales of their products and services, thereby creating added advertising and revenue opportunities for World Info China.

www.24hh.com
------------
(Business to Consumer "B2C" for on-line Shopping)

           The company provides fully integrated services and maintains a 24-hour online shopping environment. World Info China's website is: http://www.24hh.com. The company has set up various online shopping channels and has become a significant force in e-commerce in Taiwan.

           We operate our B2C e-commerce business through World Info China's 79.43% owned subsidiary International Joyful Shopping Mall Internet Business Co., Ltd. Revenues are derived principally from fees charged to merchants for selective positioning and promoting their goods or services within our online shopping mall and from commissions calculated as a percentage of the online sales transactions of the merchants. Fee revenue is recognized ratably over the period the products are shown on our website while the commission revenue is recognized on a net basis after both successful on-line verification of customers' credit cards and shipment of products.

           We offer various levels of service according to customers' needs and requirements. We offer these services through the following programs: (1) Diamond Golden Shop (www.66ee.com); (2) 168o Net Shop - Golden Diamond Golden Shop (www.168o.com ); (3) 168o Net shop - Blue Diamond Network Golden Shop (www.168o.com ); (4) 168o Net Shop - Red Network Golden Shop (www.168o.com );
(5) Crown Network Golden Shop (www.vr.24hh.com); (6) Diamond Audio Visual Golden Shop (www.24v.com); (7) Emerald Network Multi-Media Golden Shop (www.88aaa.com);

and (8) World Mall Shopping On Net (www.17358.com). The range of services varies with each program. Typical differences between programs include the number of images that can be displayed, whether flash clips can be displayed and the duration of the display. Other choices include animated icons, number and size of mailboxes, design services, training and audio visual services.

ON-LINE NETWORK SERVICES
(Search & Enterprise Services)

           The company strives to improve the online experience of its users. For example, users are provided with ample disk space for personal websites, web-page publishing and communication tools to create their own fully customized, multimedia-rich content and e-mail, chat and bulletin board services. Users are also offered an opportunity to participate in commercial activities, which include affiliate programs with major merchants.

           World Info China and its subsidiaries specialize in e-commerce related businesses, including online audio-visual programming and broadcasting, website design, and promotional audio and video advertising productions. World Info China has introduced Taiwan to its first all-around online video streaming solution for integrated television programming. The company has developed proprietary interactive real-time two-way data communications. To address the challenge of integrating Internet commerce in the future, World Info China plans to develop new areas involving the wireless Internet, entertainment, leisure, finance, education, shopping and a range of other interactive Internet functions.

           A new commerce feature through the website www.julie.com.tw has been added to our service offerings. This website facilitates classified advertising that bring buyers and sellers together. The main feature of this site is the ability of one consumer to transact business with another without the involvement of a third party. Businesses can buy or sell by advertising products on Julie. This site provides services on fixed monthly fee.

           On May 21, 2004, we entered into an agreement for the purchase of Shanghai Bofeng Internet Technology Co. Ltd. We acquired 95% of the outstanding capital stock of Shanghai Bofeng Internet Technology in exchange of 38,786 shares of our common stock. Shanghai Bofeng Internet Technology is an Internet service and content provider which currently owns three business websites in China, www.cpe.com.cn, www.shtw.com and www.china-taiwan.com.cn. According to management, the first site, www.cpe.com.cn was established in 1999, and provides membership, marketing, advertising and other business services to China companies. The second website, www.shtw.com, was established in 2001, and is focused on providing business services to Taiwanese owned enterprises in China. The site introduces Taiwanese companies to operations in mainland China, and assists companies with capital issues, government relations, obtaining legal services, and provides other business services. The third site, www.china-taiwan.com.cn, is also intended to target e-commerce opportunities for Taiwanese-owned enterprises in mainland China.

TECHNOLOGY

           Our development and operating infrastructure is designed to rapidly develop websites for small to medium businesses. The system is capable of serving thousands of web pages each day and facilitates secure transactions. We use our own servers and also rely on vendor services for network traffic. In China, we rely on hosting services provided by China Telecom. In Taiwan, we run servers in Taipei and co-host with Technisol Corporation in Michigan, USA. All our servers run RedHat Linux, Windows platform, Apache and IIS technologies. We also have remote monitoring capabilities that are coupled with technologically advanced UPS and multi vendor network traffic support/services, and we ensure 24/7 service to our customers.

           Software development is provided by our 35-member team in Shanghai, China. We also have a team in Michigan, USA that provides augmented capacity and security planning. Both these teams help provide a stable operations infrastructure.

MARKETING

           We market our products and services through a variety of strategies. Newspapers, on-line coupons, printed media coupons, direct mail, targeted magazines and web advertising are the main avenues for sales. One method that has helped us develop the 24hh brand is through our 2,700 customer representatives in China. These associates recommend our websites to their clientele to view our latest product and service offerings.

COMPETITION

           The environment for our products and services is intensely competitive. Our current and potential competitors include: (1) physical-world retailers, catalog retailers, publishers, distributors and manufacturers, many of which possess significant brand awareness, sales volume, and customer bases, and some of which currently sell, or may sell, products or services through the Internet, mail order, or direct marketing; (2) other online e-commerce sites;
(3) a number of indirect competitors, including media companies, web portals, and web search engines that are involved in online commerce, either directly or in collaboration with other retailers; and (4) companies that provide e-commerce services, including website developers and third-party fulfillment and customer-service providers. We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, information, discovery, brand recognition, personalized services, accessibility, customer service, reliability, speed of fulfillment, ease of use, and ability to adapt to changing conditions, as well as our customers' overall trust in the entire experience in transactions with us or facilitated by us on behalf of third-party sellers. For services we offer to business and individual sellers, additional competitive factors include the quality of our services and tools and the speed of performance for our services. As the market segments in which we operate continue to grow, other companies may also enter into business combinations or alliances that strengthen their competitive positions. Other online content/services companies such as Sohu.com, Sina.com Netease, Tom.com and Yahoo! China compete with us for user traffic, advertising revenue,
e-commerce transactions, mobile value-added services and other fee-based services. Industry consolidation, however, may also occur as the market for e-commerce in China matures, which could result in increased competition for us.

INTELLECTUAL PROPERTY

           We own the following websites in Taiwan: www.66ee.com, www.24hh.com, www.17358.com, www.88aaa.com, www.168o.com and www.a-tw.com. In mainland China, we own www.shtw.com, www.cpe.com.cn and www.china-taiwan.com.cn.

EMPLOYEES

           As of December 31, 2003, we had 2 full-time employees in the United States and 95 full-time employees in the Republic of China.

ITEM 2. DESCRIPTION OF PROPERTY

           Our principal executive office is located at Rockefeller Center, 7th Floor, 1230 Avenue of the Americas, New York, New York 10020. This facility is an executive suite with conference facilities. We lease this office space for annual rent of $6,000.00. The lease term was from February 16, 2004 to May 31, 2004. The lease is currently month to month and may be terminated by either party thirty (30) days advance written notice.

           We also conduct administrative operations in Taiwan at 17th Floor, No. 508, Section 5, Jhongsiao East Road, Taipei City 110, Taiwan, Republic of China. These premises include 1,800 square feet of space with annual rent of $2,121.00. The lease term is from November 1, 2003 until October 31, 2005.

           We also conduct sales, marketing and customer service activities at a facility in Wugu, Taipei. This facility is 31,114 square feet with annual rent of $357,673.95. This lease term is from November 1, 2003 until October 31, 2005.

           Our mainland China operations are conducted in a facility in Shanghai. This facility includes 4,060 square feet of office space and has annual rent of $86,746.99. The term of this lease is from June 4, 2004 until August 3, 2006.

           We own 0.90 (nine-tenths) acres of land located at No.486, Jyuguang Rd., Jincheng Township, Kinmen County 893, Taiwan (R.O.C.). We do not have a mortgage on this property and have recorded the value of this asset at our original cost of $1,965,780 on our Consolidated Balance Sheet for the year ended December 31, 2003. During 2003, we invested $1,660,644 to build a hotel on this land. The hotel is currently under construction and we expected it to be completed in 2005.

           During 2003, we invested $1,660,664 in 3,578 square meters of land located in Jin Cheng Town Lu Guang Building Section, Taiwan (R.O.C.). The land is currently under construction for the Lu Guang Building International Sightseeing Restaurant and Trading Integration Building. This property will also feature hotel accommodations. As of the date of this report, the title of this land has not been transferred to us.

           We do not rent any of our facilities from related parties and we believe that all the facilities are leased at fair market value.

ITEM 3. LEGAL PROCEEDINGS

           Except for routine litigation incidental to our business, we are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is a party adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           There was no matter submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

           Our common stock was quoted on the Over-The-Counter Bulletin Board under the symbol "WRLT" until March 16, 2004, when the Securities and Exchange Commission announced the temporary suspension of trading of our securities until March 29, 2004. On March 30, 2004, our common stock began quotation on the Pink Sheets under the symbol "WRLT." For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                            Fiscal 2004                     Fiscal 2003                   Fiscal 2002
                   ------------------------------- ------------------------------ -----------------------------
COMMON STOCK       High (1)        Low (1)         High (1)       Low (1)         High (1)       Low (1)
------------------ --------------- --------------- -------------- --------------- -------------- --------------
First Quarter          $5.74           $0.26           $4.75          $2.70            (2)            (2)
Second Quarter         $0.66           $0.11           $4.88          $2.25            (2)            (2)
Third Quarter            --              --            $5.50          $4.75            (2)            (2)
Fourth Quarter           --              --            $4.91          $1.60           $3.00          $1.10

(1) All prices are adjusted to reflect a 2:1 forward stock split effected on August 12, 2003.

(2) No reliable data is available due to inactivity of the stock during this period.

           As of July 23, 2004, our shares of common stock were held by approximately 600 stockholders of record. The transfer agent of our common stock is Holladay Stock Transfer, Inc.

DIVIDENDS

           On June 13, 2004, our Board of Directors declared that appropriations and dividends will be paid as follows:

(1) Amounts due to our shareholders are $2,450,798 and $1,144,392 in 2003 and 2002 respectively. Our Board of Directors expects to declare a forward split on our issued and outstanding common stock 1.2-to-1 with a September 17, 2004 dividend date.

(2) Amounts due to our employee profit sharing plan are $64,163 and $30,132 in 2003 and 2002 respectively. On September 30, 2004 our Board of Directors will issue 250,000 shares of our common stock of which: 125,000 shares will be distributed to Taiwan employees, 75,000 shares will be distributed to Taiwan Supervisors and 50,000 to our Board members. The shares will be equally divided among the Board members and the Board members shall divide the remaining shares as they agree on that date.

           The foregoing amounts must be paid pursuant to World Info China's Articles of Incorporation in Taiwan, which require the year's net income, if any, first be used to pay all taxes and offset prior years' operating losses, then 10% of the remaining amount must be designated as legal reserve, and the remainder must be appropriated as follows:

(A) 2.5% as special bonus to employees;
(B) 2.5% as  remuneration  to directors and supervisors; and
(C) 95% as dividends to shareholders.

           Dividends will be distributed in shares of common stock or a combination of cash and common stock.

           Based on the Company Law of the ROC, the appropriation for legal reserve is made until the reserve equals the aggregate par value of a company's outstanding capital stock. The reserve can only be used to offset prior years' operating losses, when its amount is equal or more than 50% of a company's capital.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

           The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2003.

                      EQUITY COMPENSATION PLAN INFORMATION

---------------------------------------------------------------------------------------------------------------------------------
                                    Number of securities to be  Weighted-average exercise price  Number of securities remaining
                                     issued upon exercise of        of outstanding options,      available for future issuance
                                        outstanding options,          warrants and rights       under equity compensation plans
                                        warrants and rights                                     (excluding securities reflected
                                                                                                         in column (a))
---------------------------------------------------------------------------------------------------------------------------------
                                               (a)                            (b)                             (c)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             -0-                            -0-                             -0-
        by security holders
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
   Equity compensation plans not
   approved by security holders                -0-                            -0-                             -0-
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
               Total                           -0-                            -0-                             -0-
---------------------------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

           The securities issued in each of the below transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemptions provided by Section 4(2) of the Securities Act and/or in reliance on Regulation S, promulgated under the Securities Act.

           Pursuant to a Stock Purchase Agreement, dated January 3, 2003, we issued 27,611,048 (post-split adjusted for a 2:1 forward stock split effected on August 12, 2003) shares of our common stock. In consideration for this issuance, we acquired 80.75% of the issued and outstanding shares of capital stock of World Info China from World Info China stockholders in a one-for-one exchange.

           On July 2, 2003, we issued 140,000 (post-split) shares of our common stock to Charterbridge Financial Group, Inc. in connection with a Financial and Public Relations Agreement with that company. Also on July 2, 2003, we issued 200,000 (post-split) shares of our common stock to May Davis Group in connection with an Advisory and Investment Banking Agreement with that company.

           On July 11, 2003, we issued 4,694,344 (post-split) shares of our common stock in exchange for the remaining 19.25% ownership in World Info China.

           On August 5, 2003, we sold 20,000 (post-split) shares of our common stock for $2,934.00 cash.

           Pursuant to an Asset Sale Agreement, dated August 15, 2003, we issued 100,000 shares of our common stock to Knowgen Systems, Inc., a Michigan corporation owned by Parsh Patel, our current Chief Executive Officer and Chief Technology Officer, in connection with the acquisition of JODE Software and KnowPad Software. The Asset Sale Agreement was subsequently cancelled pursuant to a Settlement Agreement and Release and Waiver of Claims executed on June 10, 2004 by and between Parsh Patel, World Info China and World Information Technolgoy. We are not requiring the return of the 100,000 shares of common stock that were issued to Knowgen Systems.

           On November 18, 2003, we issued 12,000,000 shares of our common stock to Aurora Two, Ltd. contingent on a financing arrangement which was cancelled on March 2, 2004. These shares were cancelled and returned to treasury on March 2, 2004.

           On January 27, 2004, we issued 942,792 shares of our common stock to Mr. Gary Morgan, our former Chief Executive Officer, upon the exercise of a warrant. We also issued Mr. Morgan 1,000,000 shares of common stock in exchange for debt and in connection with the termination of his employment agreement.

           On May 21, 2004, we entered into an agreement for the purchase of Shanghai Bofeng Internet Technology Co. Ltd. We acquired 95% of the outstanding capital stock of Shanghai Bofeng Internet Technology in exchange of 38,786 shares of our common stock.

           On June 28, 2004, we issued 1,505,062 shares of our common stock to Mr. Morgan as a result of his election to convert both principal and interest on a $370,500.00 principal amount convertible note.

           All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. For issuances and sales that were exempt from registration under Regulation S, the shares were purchase in an "offshore transaction" as defined in, and pursuant to, Regulation S on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

           The information in this annual report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

           The following discussion and analysis should be read in conjunction with the consolidated financial statements of World Information Technology, Inc. and subsidiaries and notes thereto, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of management.

OVERVIEW

           World Info China's objective is to become the Republic of China's leading member-created online community for people on the web. With our network of Internet websites targeting Taiwan and mainland China, we provide a variety of consumer and business services to our users.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE

           Revenues increased by $3,285,797 to a total of $8,610,911 for the year ended December 31, 2003 from $5,325,114 for the year ended December 31, 2002, representing an increase of 62%. This increase was due primarily to the continued expansion of our Members B2B business.

COSTS OF SALES AND GROSS PROFIT

           In the year ended December 31, 2003 we recorded approximately $157,584 in cost of sales which resulted in a gross profit of $8,453,327. This compares to costs of sales of $309,229 and gross profit of $5,015,885 for the year ended December 31, 2002. The increase in cost of sales and gross profit for the year ended December 31, 2003 is a result of increased business volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           Our selling, general and administrative expenses for the year ended December 31, 2003 totaled $3,193,084. This was a 215% increase over selling, general and administrative expenses for the year ended December 31, 2002 of $1,013,671. Overhead expenses for our China operation grew by $1,005,748 from 945,575 in 2002 to $1,951,323 in 2003. These expenses increased in the area of Promotion - Salary Expense from $2,168 to $349,746, Other Expenses increased from $16,187 to $366,677, primarily due to late fees on income tax payments and an increase in advertising expenses from $38,000 to $168,000. Overhead expenses in the U.S. grew from $16,000 in 2002 to $1,018,951 in 2003. These expenses increased due to acquisition expenses relating to World Info China and costs associated with being a public reporting company in the U.S. Further, a one-time charge of $222,808 was incurred for stock issuances for one consultant and two financial advisory contracts.

NON-OPERATING INCOME/(EXPENSE)

           Non-Operating expenses totaled $846,784 for the year ended December 31, 2003 and $115,826 for the year ended December 31, 2002. The disposal and early retirement of plant property and equipment accounted for $320,592 and losses on investments accounted for $526,192 during 2003.

COLLECTIONS & ACCOUNTS RECEIVABLE

           Accounts receivable as of December 31, 2003 and 2002 amounted to $4,682,167 and $3,545,621, respectively. The allowance for doubtful accounts for accounts receivable as of December 31, 2003 and 2002 amounted to $95,072 and $78,462, respectively. The actual expense for bad debt on un-collectible accounts was $109,695 in 2002 and $31,993 for 2003. During the second quarter of 2003, the collection of accounts receivable slowed dramatically due to the severe effect of SARS where the outstanding accounts receivable balance grew to $6,200,000 as of June 30, 2003. Management believes that collections will be normal going forward and our goal is to maintain our receivables balance below 90 days outstanding.

LONG TERM INVESTMENTS

           World Info China previously owned 61.33% of Yong-Kun-Chen Technology Co. Ltd (a/k/a Forever King Technology Corp., Ltd.). The original investment in Forever King Technology was $4,000,000. For the fiscal year ended December 31, 2003, we wrote off $404,892 of this investment, which negatively affected our earnings by $.01 per share. On May 24, 2004 we exchanged all of World Info China's common stock ownership of Forever King, representing approximately 61.33% of Forever King's outstanding shares, for 2,464,014 shares of our common stock that was owned by Forever King. For a complete description of this transaction see the "Subsequent Events" section on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

           During 2003 we invested a total of $5,381,200 in YuQi Information Technology Co., Ltd. and WeiChang International Technology, Inc. For these investments, we received a 75% ownership position in YuQi and a 78% ownership position in WeiChang. YuQi and WeiChang had developed a cable set top box technology that allowed interactivity with the television. Our related parties, JYN Seng International Technology, Ltd. and Cloud Technology Ltd., own minority interests in YuQi and WeiChang. When these investments were made in 2003, we believed these companies added value to our business through potential sales of the cable set top box. Due to failures of the working prototypes of these cable set top boxes, our management no longer believes that WeiChang and YuQi are capable of becoming an income producing assets in the foreseeable future. Because these investments no longer fit into our current business plan, on June 4, 2004, we exchanged 4,757,831 shares of common stock of Weichang International Technology, Inc. owned by World Info China for 9,149,368 shares of our common stock that was owned by Cloud Technology Co. and we exchanged 4,992,169 shares of common stock of Weichang International Technology, Inc. owned by World Info China and all of World Info China's ownership of YuQi Information Technology Co., Ltd. for 5,100,000 shares of our common stock that was owned by JYN Seng International Technology, Ltd. For a complete description of these transactions see "Subsequent Events" on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

           During 2003, we invested $1,660,644 to build a hotel on land we own at . We also own 0.90 (nine-tenths) acres of land located at No.486, Jyuguang Rd., Jincheng Township, Kinmen County 893, Taiwan (R.O.C.). We do not have a mortgage on this property and have recorded the value of this asset at our original cost of $1,965,780 on our Consolidated Balance Sheet for the year ended December 31, 2003. The hotel is currently under construction and we expected it to be completed in 2005.

           During 2003, we invested $1,660,664 in 3,578 square meters of land located in Jin Cheng Town Lu Guang Building Section, Taiwan (R.O.C.). The land is currently under construction for the Lu Guang Building International Sightseeing Restaurant and Trading Integration Building. This property will also feature hotel accommodations. As of the date of this report, the title of this land has not been transferred to us.

           As of December 31, 2003, our subsidiary, International Joyful Shopping Mall, had receivables of $1,775,997 from one of its shareholders. This amount was advanced to the shareholder to seek potential investment opportunities during 2003. Because we did not believe that this receivable was able to be collected from the shareholder, on June 13, 2004, we forgave the receivable in exchange for the return to us of 3,500,000 shares of our common stock that was owned by the shareholder. For a complete description of this transaction see "Subsequent Events" on page 13 and the "Certain Relationships and Related Transactions' section on page 31 of this report.

LIQUIDITY AND CAPITAL RESOURCES

           The following summary table presents our comparative cash flows for the years ended December 31, 2003 and 2002:

                                                       2003            2002
                                                  --------------  --------------
      Net cash provided by operating activities    $ 3,465,526      $ 187,249
      Net cash used by investing activities         (5,027,565)      (378,268)
      Net cash provided by financing activities      1,544,007        152,935
                                                  --------------  --------------
      Net increase or (decrease) in cash           $   (18,032)      $(38,084)


           As depicted above, we have historically funded our operations primarily through our operating cash flow. We have funded our recent operations and capital expenditures primarily using the net proceeds of financing and cash flow from operations. From time to time we experience cash flow shortages due to current operating demands of our market development and expansion into mainland China. We invested substantial capital in a cable set top box technology which became technically not feasible. To date, our management has been able to successfully cancel the investment contracts going forward through the restructuring events described herein. Management believes that our current operations will continue to provide the necessary cash flow to be self funding and continue our growth into new markets.

FINANCING

           On June 1, 2003, we issued a $250,000 principal amount promissory note to Vantage Consulting Group, LLC, which had paid $250,000 of certain legal fees on our behalf and had provided us with certain consulting services. The promissory note represented the accumulation of money lent and services provided by Vantage Consulting Group. This Promissory Note became due and payable in full on June 23, 2003. Vantage Consulting Group is owned by Gary D. Morgan, our former Chief Executive Officer and Chairman of our Board of Directors.

           On  June  23,  2003,  we  entered  into an  Equity-For-Debt  Exchange
Agreement with Vantage Consulting Group for the exchange of the $250,000 principal amount promissory note for warrants to purchase 1,000,000 shares (post-split adjusted for a 2:1 forward stock split effected on August 14, 2003) of our common stock at $0.25 (post-split adjusted) per share. We incurred a charge during the third quarter of 2003 in the amount of $250,000 for the legal expenses that were paid by Vantage Consulting Group on our behalf. We incurred an additional charge in the amount of $171,243 for the estimated fair market value of the warrants that were issued to Vantage Consulting Group, which amount represents the excess over the fair market value of the legal and consulting services provided by Vantage Consulting Group.

           On July 1, 2003 we obtained a line of credit loan not to exceed $500,000 from Pacific Commercial Group LLC. For each draw on the line of credit, we agreed to issue a convertible promissory note to Pacific Commercial Group. As of December 31, 2003 we borrowed the full amount from this line of credit. Accordingly, we issued an aggregate of $500,000 principal amount convertible promissory notes to Pacific Commercial Group. The convertible promissory notes accrue interest at the rate of 6% per year through their maturity date of December 1, 2004. The promissory notes are convertible into shares of our common stock at $4.00 per share or 50% of the closing bid price on the conversion date, whichever is lower, and subject to adjustment.

           In our quarterly report on Form 10-QSB for the quarter ended September 30, 2003, we disclosed that we entered into a Regulation S Purchase Agreement, dated November 6, 2003, with Aurora Two, Ltd. for a major funding transaction. The closing and the valuation of the transaction was expected to be complete in early December 2003. On November 18, 2003, we issued 12,000,000 shares of our common stock to Aurora Two, Ltd. contingent on providing funding under the Purchase Agreement. Because Aurora Two, Ltd. never provided funding under the Purchase Agreement, we cancelled the Purchase Agreement on March 2, 2004. The shares issued to Aurora Two, Ltd. were cancelled and returned to treasury on March 2, 2004.

CONTRACTUAL OBLIGATIONS

           We do not have any material contractual obligations currently outstanding requiring payments over the next five years.

OFF BALANCE SHEET ARRANGEMENTS

           We do not have any off balance sheet arrangements as of December 31, 2003 or as of the date of this report.

SUBSEQUENT EVENTS

           On January 27, 2004, Gary Morgan resigned as Chairman of our Board of Directors and Chief Executive Officer to pursue other endeavors. Mr. Morgan's resignation was on good terms and did not involve any disagreement. Mr. Morgan had an employment agreement, which was filed with the Securities and Exchange Commission on August 15, 2003, as an exhibit to a Form 8-K. This employment agreement was terminated upon his resignation, pursuant to the terms and conditions of a settlement agreement that we entered with Mr. Morgan on January 18, 2004. Although titled "settlement agreement," no releases were exchanged under this agreement. Additionally, we issued to Mr. Morgan (i) a promissory note in the principal amount of $370,500.00, with interest at the rate of 6% per annum payable by April 30, 2004, provided the Company receives US $10,000,000 or more in equity financing prior to such date; and (ii) a warrant to purchase 500,000 shares of our common stock, exercisable beginning September 1, 2004 at an exercise price of $4.00 per share. In addition, Mr. Morgan exercised a warrant he received in June 2003, pursuant to which he received 942,792 shares of our restricted common stock. We failed to repay the $370,500.00 principal amount promissory note by April 30, 2004. On June 3, 2004, in consideration for Mr. Morgan waiving our default on the promissory note, we amended Mr. Morgan's settlement agreement, reducing the exercise price of Mr. Morgan's warrant to the closing price of our common stock on June 3, 2004. In addition, we agreed to cancel the promissory note in exchange for the issuance of a new promissory note dated June 3, 2004 in the principal amount of $370,500.00, with 4% annual interest accruing from January 26, 2004, with repayment in eight equal payments of $53,413.46, paid semi-annually, with the first payment due December 11, 2004. The new promissory note does not include any contingencies or representations relating to future financings, but includes an option for Mr. Morgan to convert the principal and interest at any time, in whole or in part into our common stock at the last sale price per share on the date that Mr. Morgan gives notice of his election to convert. On June 17, 2004, Mr. Morgan notified us of his intention to convert the entire loan balance of $376,265.57 into shares of our common stock. On June 28, 2004, we issued Mr. Morgan 1,505,062 shares of common stock pursuant to his conversion of the new promissory note.

           On May 21, 2004, we entered into an agreement for the purchase of Shanghai Bofeng Internet Technology Co. Ltd. We acquired 95% of the outstanding capital stock of Shanghai Bofeng Internet Technology in exchange of 38,786 shares of our common stock.

           During May and June of 2004, we repurchased and retired an aggregate of 21,763,382 shares of our common stock from certain controlling shareholders in a series of separate transactions. These shares represented approximately 52% of our 41,908,184 shares of common stock outstanding before these transactions. The repurchase transactions took place as follows:

     o On May 24, 2004, we entered into a Settlement Agreement and Release and Waiver of Claims with our wholly owned subsidiary, World Info China, and Yong-Kun-Chen Technology Co. Ltd (a/k/a Forever King Technology Corp., Ltd.). Pursuant to the Agreement, we exchanged all of World Info China's common stock ownership of Forever King, representing approximately 61.33% of Forever King's outstanding shares, for 2,464,014 shares of our common stock that was owned by Forever King. Under the Agreement, Forever King also released and waived any and all potential claims that it may have against us. World Info China acquired its 61.33% ownership of Forever King prior to 2002 in consideration for $4,000,000 cash. Accordingly our shares of common stock that were repurchased from Forever King were valued at $1.62 per share ($4,000,000 / 2,464,014) on an original cost basis. However, at the time of this repurchase, we were carrying no value on our balance sheet for this investment, since we had written it off.

     o On June 4, 2004, we entered into a Common Stock Exchange Agreement with our wholly owned subsidiary, World Info China, and Cloud Technology Co. Pursuant to the Agreement, we exchanged 4,757,831 shares of common stock of Weichang International Technology, Inc. owned by World Info China for 9,149,368 shares of our common stock that was owned by Cloud Technology Co. World Info China acquired these 4,757,831 shares of Weichang during 2003 in consideration for $3,000,000 cash. Accordingly our shares of common stock that were repurchased from Cloud Technology were valued at $0.33 per share ($3,000,000 / 9,149,368).

     o Also on June 4, 2004, we entered into a Common Stock Exchange Agreement with our wholly owned subsidiary, World Info China, and JYN Seng International Technology, Ltd. Pursuant to the Agreement, we exchanged 4,992,169 shares of common stock of Weichang International Technology, Inc. owned by World Info China and all of World Info China's ownership of YuQi Information Technology Co., Ltd. for 5,100,000 shares of our common stock that was owned by JYN Seng International Technology, Ltd. World Info China acquired the 4,992,169 shares of Weichang and 75% of the outstanding shares of YuQi during 2003 in consideration for $2,381,200 in cash. Accordingly our shares of common stock that were repurchased from JYN Seng were valued at $0.47 per share ($2,381,200 / 5,100,000).

     o On June 13, 2004, we entered into a Settlement Agreement and Release and Waiver of Claims with our wholly owned subsidiary, World Info China, and Modern Worldwide Internet & Multimedia Corp. Pursuant to the Agreement, we exchanged all of World Info China's common stock ownership of Modern Worldwide Internet, representing approximately 22.5% of Modern Worldwide Internet's outstanding shares, for 1,550,000 shares of our common stock that was owned by Modern Worldwide Internet. Under the Agreement, Modern Worldwide Internet also released and waived any and all potential claims that it may have against us. World Info China acquired its 22.5% ownership of Modern Worldwide Internet prior to 2002.

     o On June 24, 2004, we entered into a Settlement Agreement and Release and Waiver of Debt with our wholly owned subsidiary, World Info China, World Info China's majority owned subsidiary, International Joyful Shopping Mall Internet Business Co., Ltd. and an individual debtor to International Joyful Shopping Mall, Kuo Yu-Yen. During 2003, International Joyful Shopping Mall advanced to Kuo Yu-Yen $1,775,997 in cash for Kuo Yu-Yen to seek a potential investment opportunity on behalf of International Joyful Shopping Mall. Acknowledging that Kuo Yu-Yen is unable to repay this sum, the debt was forgiven in exchange for the return to us of 3,500,000 shares of our common stock that was owned by Kuo Yu-Yen. Our shares of common stock that were repurchased from Kuo Yu-Yen were valued at $0.51 per share ($1,775,997 / 3,500,000).

           As a result of the above transactions, World Info China no longer has an ownership interest in WeiChang International Technology, Inc. and YuQi
Information Technology Co., Ltd. Our Board of Directors believes that the repurchase of these shares creates significant shareholder value. The assets conveyed in these transactions were considered by the Board of Directors to be non-performing assets with respect to our on-going business.

           During the first five months of 2004, we borrowed $650,000.00 from Mangonet, Inc. to fund our restructuring expenses. On June 5, 2004 we issued a promissory note to Mangonet, Ltd in the amount of $650,000. The promissory note accrues interest at the rate of 4% per annum and is payable in eight equal payments of $88,731.37, paid semi-annually, with the first payment due December 5, 2004. Mangonet has an option to convert the principal and interest of the promissory note at any time, in whole or in part, into our common stock at the last closing sale price per share on the day that Mangonet gives notice of its desire to covert. On June 17, 2004 we received a notice of Mangonet's desire to convert the promissory note into shares of our common stock.

SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES  OF  CONSOLIDATION.  We  consolidate  the  accounts of all
majority  owned  subsidiaries.   All  significant   intercompany   balances  and
transactions have been eliminated in the consolidated financial statements.

           ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

           CASH AND CASH EQUIVALENTS. We maintain a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

           INVESTMENTS. Inestments principally are securities of public and privately-held securities.

           Short-term investments are carried at fair value and the unrealized gains and losses are recorded as accumulated other income in the income statements.

           Long-term investments in which we own less than 20% of the voting rights of the investee companies are accounted for at (a) cost, if the investee companies are not listed or (b) the fair value, if the investee companies are listed. The unrealized gains and losses resulting from the changes in market value of such investments are recorded in the stockholder's equity accounts, When it becomes clearly evident that there has been a permanent impairment in value and the chance if recovery is minimal, loss is recognized in the current year.

           Long-term investments in companies over which we have the ability to exercise significant influence, but do not hold a controlling interest, are accounted for under the equity method and our proportionate share of investee company's net equity is recorded in the current year's operations.

           TRADE RECEIVABLES. Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

           INVENTORIES. Inventories are stated at the lower of cost or market value, with cost being determined on a weighted average basis. Provisions made for inventory obsolescence and declines in market value are included in cost of goods sold.

           PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method using the assets' economic service lives plus one year as salvage value. The estimated useful lives of the assets are based on the following life expectancy:

           Building                                                 50 years
           Information, communication equipment and software        5 years
           Office furniture and fixtures                            3 to 5 years
           Transportation equipment                                 5 years
           Leasehold improvements                                   5 years

           Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Major improvements and replacements, which extend the useful life of an asset are capitalized and depreciated over the remaining estimated useful life of the asset. Repairs and maintenance expenditures are charged to operations as incurred.

           When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

           DEFERRED  CHARGES.  Deferred  charges  consist of software and system
design  costs.   Deferred  charges  are  stated  at  cost  and  amortized  on  a straight-line over 3 to 5 years.

           REVENUE RECOGNITION POLICY. We enter into contractual arrangements for web-site development services. We recognize revenue for website development services based on Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, and delivery of the website has occurred and no other significant obligations remain. We contractually agree to host the websites for no additional fee and at a minimal cost to us for periods ranging from 1 year to an indefinite period of time based on the terms of the individual contracts. We defer 5% of our revenue to match our costs incurred to host the websites in future years.

           EARNINGS PER SHARE. Net earnings per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share." Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

           MINORITY INTEREST. Minority interest represents the outside shareholders' 17.50% and 20.57% ownership of International Joyful shopping Mall Internet Business Co., Ltd for the year ended December 31, 2002 and 2003 respectively, 38.67% ownership of Yong-Kun-Chen Technology Co., Ltd. (a/k/a Forever King Technology, Ltd.) for the year ended December 31, 2002 and 2003 respectively, 25% ownership of YuQi Information Technology, Inc for the year ended December 31, 2003 and 22% ownership of WeiCheng International Technology, Inc. for the year ended December 31, 2003.

           ADVERTISING COSTS. We expense all costs of advertising as incurred. We expensed $194,561 and $74,422 in advertising costs included in selling and marketing expenses for the year ended December 31, 2003 and 2002, respectively.

           FOREIGN CURRENCY TRANSLATIONS. The functional currency for our foreign subsidiaries is the local currency, New Taiwan dollars. Assets and liabilities of our foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations.

           FAIR VALUE OF FINANCIAL INSTRUMENTS. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

           IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, such as property, plant and equipment, and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

           STOCK-BASED COMPENSATION. We account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for
Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

           SEGMENT REPORTING. We follow Statement of Financial Accounting Standards No. 130, "Disclosures about Segments of an Enterprise and Related Information." We operate as a single segment and will evaluate additional segment disclosure requirements as we expands our operations.

           DIVIDENDS. Under World Info China's Articles of Incorporation in Taiwan, current year's net income, if any, shall first be used to pay all taxes and offset prior years' operating losses, then setting 10% of the remaining amount as legal reserve; and the remainder shall be appropriated as follows:

           2.5% as special bonus to employees;
           2.5% as remuneration to directors and supervisors; and 95% as dividends to shareholders.

           Dividends are distributed in shares of common stock or a combination of cash and common stock.

           On  June  13,  2004,  our  Board  of  Directors   declared  that  the
Appropriations and payment of dividends shall be paid as follows:

           Amounts due to our employee profit sharing plan are $64,163 and $30,132 in 2003 and 2002 respectively. On September 30, 2004 the Board of Directors will issue 250,000 shares of our common stock of which: 125,000 shares will be distributed to the Taiwan employees, 75,000 shares will be distributed to the Taiwan Supervisors and 50,000 to Board members. The shares will be equally divided among the Board members and the Board members shall divide the other shares as they shall agree on that date.

           Amounts due to the shareholders are $2,450,798 and $1,144,392 in 2003 and 2002 respectively. The Board of Directors plans to forward split our issued and outstanding stock 1.2 to 1 with a September 17, 2004 dividend date.

           INCOME TAXES. We follow Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

           RECENT PRONOUNCEMENTS. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations.

           This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a significant impact on our financial condition or results of operations.

           In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant impact on our financial condition or results of operations.

           In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." ("FAS 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

           FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This statement is effective for fiscal years beginning after May 15, 2002. We adopted this statement in 2003. The adoption of this statement did not have a significant impact on our financial condition or results of operations.

           In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. We have adopted the disclosure requirement of FIN 45 and do not expect the impact of the fair market value requirement to have a material impact on our financial condition or results of operations.

           In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." The statement allows for our current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. We adopted this statement in 2003. The adoption of this statement did not have a significant impact on our financial condition or results of operations.

           In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As we do not have any such variable interest entities, the adoption of FIN No. 46 did not have an impact on our results of operations, financial position or cash flows.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on our financial condition or results of operations.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

RISK FACTORS

RISKS RELATING TO RECENT DEVELOPMENTS

           CONTINUING NEGATIVE PUBLICITY MAY MATERIALLY ADVERSELY AFFECT OUR FINANCIAL PERFORMANCE OR FINANCIAL CONDITION. As a result of the temporary suspension of trading of our securities ordered by the SEC on March 16, 2004 and the transactions and events discovered by our management, we have, to some extent, been the subject of negative publicity surrounding our business and operations. This negative publicity may have an effect on the terms under which some customers are willing to continue to do business with us and could affect our financial performance or financial condition.

           SEC REVIEW MAY REQUIRE US TO AMEND OUR PUBLIC DISCLOSURES. As a result of the events surrounding the temporary suspension of trading of our securities ordered by the SEC on March 16, 2004 and the transactions and events discovered by our management, we may receive comments from the SEC relating to this annual report on Form 10-KSB and our other periodic filings. As a result, we may be required to amend this Form 10-KSB or other reports filed with the SEC in order to make adjustments or additional disclosures

RISKS RELATED TO OUR BUSINESS

           WE FACE INTENSE COMPETITION. The market segments in which we compete are rapidly evolving and intensely competitive, and we have many competitors in different industries, including both the retail and e-commerce services industries.

           Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources than we have. Competitors in both the retail and e-commerce services industries also may be able to devote more resources to technology development and marketing than we do.

           Competition in the e-commerce markets may intensify. Other companies in the retail and e-commerce service industries may enter into business combinations or alliances that strengthen their competitive positions. As various Internet market segments obtain large, loyal customer bases, participants in those segments may expand into the market segments in which we operate. In addition, new and expanded Web technologies may further intensify the competitive nature of online retail. The nature of the Internet as an electronic marketplace facilitates competitive entry and comparison shopping and renders it inherently more competitive than conventional retailing formats. This increased competition may reduce our sales, operating profits, or both.

           SYSTEM INTERRUPTION AND THE LACK OF INTEGRATION AND REDUNDANCY IN OUR SYSTEMS MAY AFFECT OUR REVENUES. Customer access to our websites directly affects the services we offer and thus affects our net revenues. We experience occasional system interruptions that make our websites unavailable or prevent us from efficiently providing services to third parties, which may reduce our net sales and the attractiveness of our products and services. If we are unable to continually add additional software and hardware and upgrade in an effective manner our systems and network infrastructure, it could cause system interruption and adversely affect our operating results.

           Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from operating our business.

           Should this occur, it would make our product offerings less attractive to our customers and our service offerings less attractive to third parties. While we do have backup systems for certain aspects of our operations, our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. In addition, we may have inadequate insurance coverage or insurance limits to compensate us for losses from a major interruption. If any of this were to occur, it could damage our reputation and be expensive to remedy.

           GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING AND UNFAVORABLE CHANGES COULD HARM OUR BUSINESS. We are subject to general business regulations and laws, as well as regulations and laws specifically governing the Internet and e-commerce. Such existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may harm our business. In addition, many jurisdictions currently regulate "auctions" and "auctioneers" and may regulate online auction services. Jurisdictions may also regulate other consumer-to-consumer online markets, including certain aspects of our business. This could, in turn, diminish the demand for our products and services and increase our cost of doing business.

           WE MAY NOT BE ABLE TO ADAPT QUICKLY ENOUGH TO CHANGING CUSTOMER REQUIREMENTS AND INDUSTRY STANDARDS. Technology in the e-commerce industry changes rapidly. We may not be able to adapt quickly enough to changing customer requirements and preferences and industry standards. Competitors often introduce new products and services with new technologies. These changes and the emergence of new industry standards and practices could render our existing websites and proprietary technology obsolete.

           THE INTERNET AS A MEDIUM FOR COMMERCE IS UNCERTAIN. Consumer use of the Internet as a medium for commerce is a recent phenomenon and is subject to a high level of uncertainty. While the number of Internet users has been rising, the Internet infrastructure may not expand fast enough to meet the increased levels of demand. If use of the Internet as a medium for commerce does not continue to grow or grows at a slower rate than we anticipate, our revenues would be lower than expected and our business would be harmed.

           WE COULD BE LIABLE FOR UNLAWFUL OR FRAUDULENT ACTIVITIES BY USERS OF OUR WEBSITES. We may be unable to prevent users of our websites from selling unlawful goods, or from selling goods in an unlawful manner. We may face civil or criminal liability for unlawful and fraudulent activities by our users under China and U.S. laws and the laws and regulations of other countries. In addition, if we are unsuccessful in preventing our users from providing content that is either illegal or that violates the proprietary rights of others, it may result in liability to us. Any costs we incur as a result of liability relating to the sale of unlawful goods, the unlawful sale of goods, the fraudulent receipt of goods, or the fraudulent collection of payments could harm our business.

           OUR BUSINESS STRATEGY ENTAILS ACQUIRING OTHER COMPANIES, WHICH INVOLVES UNCERTAINTIES WITH REGARD TO POTENTIAL SUCCESS OF OUR ACQUISITIONS AND MAY RESULT IN DILUTION TO OUR CURRENT STOCKHOLDERS' OWNERSHIP INTERESTS. If appropriate opportunities present themselves, we intend to acquire businesses, technologies, services or products that we believe are strategic and would help us to expand our operations and/or customer base. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect our business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available on favorable terms, or at all, and such financing, if available, may have a dilutive effect on the ownership and voting control of current shareholders.

           WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY AND OTHER INTELLECTUAL PROPERTY FROM INFRINGEMENT BY THIRD PARTIES. We regard substantial elements of our future and underlying infrastructure and technology as proprietary and attempt to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. We plan to enter into confidentiality agreements with future employees consultants. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights is uncertain, and no assurance can be given as to the future viability or value of any of our proprietary rights. There can be no assurance that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have a material adverse effect on our business, results of operations and financial condition.

           THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN TAIWAN, PARTICULARLY DUE TO THE TENSE RELATIONSHIP BETWEEN TAIWAN AND CHINA. Our business operations are primarily located in Taiwan and most of our revenues are derived from customers in Taiwan. Taiwan, as part of the Republic of China, has a unique international political status. The People's Republic of China, or the PRC, asserts sovereignty over mainland China and Taiwan and does not recognize the legitimacy of the Taiwan government. Although significant economic and cultural relations have been established during recent years between Taiwan and the PRC, the PRC government has indicated that it may use military force to gain control over Taiwan if Taiwan declares independence or if any foreign power interferes in Taiwan's affairs. Relations between Taiwan and the PRC and other factors affecting the political or economic conditions of Taiwan could also affect our businesses.

           FLUCTUATIONS IN THE EXCHANGE RATE BETWEEN NEW TAIWAN DOLLARS AND U.S. DOLLARS COULD INCREASE OUR COSTS RELATIVE TO OUR REVENUES, WHICH COULD ADVERSELY AFFECT OUR PROFITABILITY. Historically, all of our revenues and a majority of our expenses and liabilities have been denominated in New Taiwan dollars, the currency of Taiwan. We also generate expenses and liabilities in U.S. dollars. In the future, we may also conduct business in additional foreign countries and generate revenues, expenses and liabilities in other foreign currencies. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase instruments to hedge our exchange rate risks although we may do so in the future. If we do so in the future, these agreements and instruments may not help us to hedge our exchange rate risks completely.

           ANY FUTURE OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME, OR SARS, MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS. Since March 2003, several economies in Asia, including China, Hong Kong, Singapore and Taiwan, have been affected by the outbreak of SARS, a highly contagious form of atypical pneumonia. SARS has caused damage to the trade and tourism industries as well as to the economies and financial markets of the affected countries, including Taiwan. Any economic downturn as a result of any future SARS outbreak may have an adverse effect on consumer confidence, and may in turn result in a decrease in the demand for our products and services, which would materially adversely affect our business and results of operations.

           WE DEPEND ON DIVIDENDS FROM OUR SUBSIDIARY IN TAIWAN TO MEET OUR CASH NEEDS, AND OUR SUBSIDIARY'S ABILITY TO DISTRIBUTE DIVIDENDS TO US MAY BE SUBJECT TO RESTRICTIONS UNDER SINGAPORE AND TAIWAN LAWS. Our primary assets constitute our ownership interests in our subsidiaries in Taiwan, including World Info China, International Joyful Shopping Mall Internet Business Co., Ltd. and Yong-Kun-Chen Technology Co., Ltd. Accordingly, our primary internal sources of funds to meet our cash needs is our share of the dividends, if any, paid by these subsidiaries in Taiwan. The distribution of dividends from these subsidiaries in Taiwan to us is subject to restrictions imposed by Taiwan corporate and tax regulations. In addition, although there are currently no foreign exchange control regulations, which restrict the ability of our subsidiaries in Taiwan to distribute dividends to us, the relevant regulations may be changed and the ability of these subsidiaries to distribute dividends to us may be restricted in the future.

           BECAUSE MOST OF OUR ASSETS AND OPERATIONS ARE LOCATED IN CHINA, YOU MAY HAVE DIFFICULTY ENFORCING ANY CIVIL LIABILITIES AGAINST US UNDER THE SECURITIES AND OTHER LAWS OF THE UNITED STATES OR ANY STATE. We are a holding company, and all most of our assets are located in the Republic of China. In addition, most of our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

           There is uncertainty as to whether courts of the Republic of China would enforce:

     o    Judgments  of  United  States  courts  obtained  against  us or  these
          non-residents   based  on  the  civil  liability   provisions  of  the
          securities laws of the United States or any state; or

     o In original actions brought in the Republic of China, liabilities against us or these non-residents predicated upon the securities laws of the United States or any state.

           Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

RISKS RELATED TO OUR COMMON STOCK

           SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of July 23, 2004, we had 21,679,864 shares of our common stock issued and outstanding of which we believe 14,654,906 shares to be restricted shares. Rule 144 under the Securities Act of 1933, as amended, provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

           THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE; THEREFORE YOU MAY HAVE DIFFICULTY SELLING OUR COMMON STOCK. The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the Pink Sheets. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

           OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK. The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

           In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

         The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

           Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

           Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 7. FINANCIAL STATEMENTS

           All financial information required by this Item is attached hereto at the end of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

SUMMARY OF CHANGE IN ACCOUNTANTS

           On February 17, 2003, our Board of Directors dismissed Merdinger, Fruchter, Rosen & Company, P.C. ("MFRC"), and on that same day retained Beckstead and Watts, LLP ("Beckstead") as our independent auditor for the fiscal year ended December 31, 2002.

           By letter dated January 15, 2004, Beckstead resigned as our principal accountants. Following the resignation of Beckstead on January 15, 2004, we appointed Rosenberg Rich Baker Berman & Company, P.A. ("Rosenberg").

           Rosenberg subsequently withdrew as our principal auditing firm effective February 9, 2004. On April 9, 2004, we retained L.L. Bradford & Company, LLC ("L.L. Bradford") as independent auditors for the period ending December 31, 2003.

RESIGNATION OF MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.

           Our  Board  of  Directors  dismissed  Merdinger,  Fruchter,  Rosen  &
Company, P.C. effective February 17, 2003, and retained Beckstead as our independent auditor for the fiscal year ended December 31, 2002. Our Board of Directors and our Audit Committee approved of the dismissal of MFRC and the engagement of Beckstead as our independent auditor. None of the reports of MFRC on the our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that our audited financial statements contained a "going concern" comment in Financial Note 2 in our Form 10KSB for the fiscal year ended December 31, 2002 which stated the following:

"These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2002, the Company has realized nominal revenue to date and has accumulated operating losses of approximately $16,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Managements plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financials
statements  do  not  include  any   adjustments   that  might  arise  from  this
uncertainty."

           There were no disagreements between us and MFRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MFRC, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, MFRC has not advised us that:

(1) internal controls necessary to develop reliable financial statements did not exist; or

(2) information has come to the attention of MFRC which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

(3) the scope of the audit should be expanded significantly, or information has come to the attention of MFRC that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2002.

RETENTION OF BECKSTEAD AND WATTS, LLP

           On February 17, 2003 we engaged Beckstead as our principal accountant to audit our financial statements as successor to MFRC. During the fiscal years ended December 31, 2002 and December 31, 2003 and through February 17, 2003, we have not consulted Beckstead regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did Beckstead provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the fiscal years ended December 31, 2002 and December 31, 2003 and through February 17, 2003, we have not consulted Beckstead on any matter that was the subject of a disagreement or a reportable event.

RESIGNATION OF BECKSTEAD AND WATTS, LLP

           As stated above, by letter dated January 15, 2004, Beckstead resigned as our principal accountants.

           Beckstead's work for calendar year 2003 was limited mostly to reviewing our financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003, and to issuing review reports (which do not constitute opinions) with respect to such quarterly financial statements, which reports were not included in the Form 10-QSB's filed for those periods. (The quarterly financial statements were prepared by our Company, not Beckstead.) In connection with reviewing such financial statements and issuing such review reports, Beckstead performed Chinese to English translations and monetary conversions from Taiwanese currency to United States currency. Prior to their resignation, Beckstead had not audited any of our financial statements for calendar year 2003. As set forth in our Form 8-K/A reporting an event of January 3, 2003, filed on March 17, 2003, Beckstead had audited and issued a report on the financial statements of World Information Technology, Inc., a Taiwan corporation and predecessor to our Company. That report contained no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

           In August 2003, Beckstead, with our consent, was permitted to select and retain an individual from Hong Kong competent in audit and review procedures, and fluent in both Chinese and English, in order to perform additional procedures in Taiwan on our books and records that Beckstead believed were warranted at the time. During that review process, Beckstead identified what it considered to be certain significant accounting and internal control issues. By letter dated September 4, 2003 to our chief executive officer and our chief financial officer, Beckstead stated, in part:

"During the course of certain `discovery' procedures which we have performed subsequent to the issuance of our audit report dated March 14, 2003, on the financial statements [of the Company's Taiwanese predecessor] for the year ended December 31, 2002, we have become aware of certain deficiencies in the internal control environment of World Information Technology, Inc. (the "Company") which have developed subsequent to our audit of the Company."

           Beckstead's letter further identified the following deficiencies, which were discovered subsequent to Beckstead's audit of the predecessor's December 31, 2002 financial statements:

1. Control of assets. The Company has transferred certain accounts receivables to unknown third parties for "collection" purposes. Beckstead has not been able to identify a contractual basis for the transfer. By making the transfer, the Company has a perceived loss in control of collections, identification of the validity of the accounts receivable balance as of December 31, 2002, and the loss of control over cash which belongs to the Company.

2. Management override. The Company has a perceived loss of inherent management override of the Company assets by transferring the accounts receivable out of the Company's control. Company management loses the control to aggressively pursue collection of funds due the Company by transferring its collection rights to an unknown third party.

3. Management accountability. The Company has aggressively prevented Beckstead access to certain individuals who have decision-making authority over the Company books and records. We have made repeatedly unsuccessful attempts to discuss certain "issues" with Company management who should have direct knowledge and accountability for the Company books and records.

4. Press releases. Beckstead has become aware of certain press releases issued by the Company without privy to Beckstead which contain claims made by the Company which have not been proven to Beckstead and which Beckstead believes may be potentially misleading.

           In  response  to that  letter,  our  management  provided  additional documentation  supporting  their  claims  that we had taken steps  necessary  to
satisfy  the  issues   addressed  in  Beckstead's   September  4,  2003  letter.
Thereafter,   Beckstead  advised  us  that  it  considered  these  steps  to  be satisfactory for the review of our financial statements for the nine months ended September 30, 2003.

           We note that none of Beckstead's review reports on our financial statements contained any adverse statement or disclaimer, nor were we notified of any such matter at the times such reviews were completed by Beckstead, and filed with the SEC.

           By letter dated January 15, 2004, Beckstead resigned from its engagement as our auditors. Beckstead's resignation letter stated that the purposes of its resignation were a result of the fact that it had not received a satisfactory response to their letter to us dated September 4, 2003, wherein it set forth the concerns outlined above. Beckstead's resignation letter further stated that it had become aware of certain press releases that it alleges were issued without obtaining Beckstead's prior review and that Beckstead was concerned that such press releases "contained claims made by you and the Company which, to date are unproven and potentially misleading."

           In addition, by subsequent letter dated January 27, 2004, Beckstead further advised us that it thereby "withdraw[s] [its] review report included in [the Company's] financial statements for the quarter ended September 30, 2003, because we are concerned with respect to their accuracy because of information we have subsequently discovered."

           Our Board of Directors acknowledged the resignation of Beckstead and resolved to proceed with an appointment of Rosenberg to act as our principal accountants, with the engagement to include an audit of the fiscal year ended December 31, 2003.

REQUIREMENTS OF ITEM 304 OF REGULATION S-B

           Specifically  with  respect to the  matters  required to be stated by
Item 304(a) of Regulation S-B (entitled "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure"), we state the following:

           (a)(1)(i) Beckstead resigned by letter dated January 15, 2004, which the Board of Directors subsequently acknowledged.

           (a)(1)(ii) Beckstead issued no reports on our financial statements for either of the past two years, or prior to that. Beckstead issued a report on World Information Technology, Inc., a Taiwan corporation, for the year ended December 31, 2002. The Taiwan corporation was a predecessor to our Company. That report contained no adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles.

           (a)(1)(iii)  The  decision  to  change   accountants   resulted  from
Beckstead's resignation and was acknowledged by the board of directors.

           (a)(1)(iv)(A) As stated in their letter to us, Beckstead resigned because it had not received satisfactory responses to their letter dated

September 4, 2003, and it was concerned about the accuracy and completeness of certain press releases we had issued, all as described in more detail above.

           (a)(1)(iv)(B) As described above, Beckstead's letter to us stated that Beckstead was concerned about the adequacy of our internal controls, that Beckstead had become aware of certain press releases that it alleges were issued without obtaining their prior review, and that Beckstead was concerned that such press releases contained claims made which are unproven and potentially misleading.

           (a)(1)(iv)(C) The subject matter of each disagreement is set forth above.

           (a)(1)(iv)(D) Management discussed these matters with Beckstead in response to its letter of September 4, 2003 (discussed above).

           (a)(1)(iv)(E) We have authorized Beckstead to respond fully to the inquiries of any successor accountant concerning the subject matter of each of such disagreements and events.

RETENTION AND RESIGNATION OF ROSENBERG RICH BAKER BERMAN & COMPANY, P.A.

           On January 27, 2004, our Board of Directors engaged the firm of Rosenberg Rich Baker Berman & Company, P.A., 380 Foothill Road, P.O Box 6483, Bridgewater, New Jersey 18807, as independent auditors for the period ending December 31, 2003.

           During the two most recent fiscal years and through January 27, 2004, we have not consulted with Rosenberg regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Rosenberg concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of  disagreement  or event,  as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

           On February 9, 2004, Rosenberg withdrew as our independent auditors. During the period from January 27, 2004 through February 9, 2004, Rosenberg did not perform any audit or accounting-related services to us.

RETENTION OF L.L. BRADFORD & COMPANY, LLC

           On April 9, 2004, we engaged L.L. Bradford & Company, LLC, 3441 S. Eastern Avenue, Las Vegas, NV 89109, as our independent auditors for the fiscal year ending December 31, 2003. The action to engage L.L. Bradford was taken upon the unanimous approval of our Board of Directors.

           During the two most recent fiscal years and through April 9, 2004, we have not consulted with L.L. Bradford regarding either:

1. the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that L.L. Bradford concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2. any matter that was either subject of  disagreement  or event,  as defined in
Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

           As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that there were certain deficiencies in our disclosure controls and procedures. Subsequently, we have made significant improvements in our disclosure controls and procedures and have completed various action plans to remedy identified weaknesses in internal controls. However, for the period ended December 31, 2003, such improvements were not implemented. As a result, we concluded that the effectiveness of our internal controls during this period were not sufficiently adequate to rely solely upon them for our financial reporting. Instead, we relied on compensating controls and procedures as necessary to ensure the reliability of our reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(B) OF THE EXCHANGE ACT

           The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Our directors receive no compensation for their services as board members but are reimbursed for expenses incurred by them in connection with attending board meetings. All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors. There are no family relationships among any of our directors or executive officers.

Name                 Age    Position
-----------------    -----  ----------------------------------------------------
Parsh Patel          50     President, Chief Executive Officer and Chief
                              Technology Officer
Shyng-Jiann Lin      50     Secretary, Principal Financial Officer and Director
Hai Xia Guo          24     Treasurer and Director
Tshih-Hao Jung       54     Chairman of the Board of Directors
Ching-Hsiang Ho      50     Director

           The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

           PARSH PATEL, President, Chief Executive Officer and Chief Technology Officer - Mr. Patel became Chief Technical Officer on August 1, 2003 and Chief Executive Officer on February 18, 2004. Prior to joining the company, Mr. Patel was an independent consultant for the previous 15 years. He has extensive business experience, in business and system development, analysis experience on a variety of platforms, with an emphasis on the design, development, and deployment of large-scale real-time transaction processing systems and applications. Expertise includes manufacturing, financial, medical and wireless applications and specific knowledge of object oriented design, application framework design and e-commerce.

           SHYNG-JIANN LIN, Secretary,  Principal Financial Officer and Director
- Mr. Lin became a member of our Board of Directors in October 2003 and Secretary and Principal Financial Officer on January 18, 2004. For the past five years, Mr. Lin has been consultant to the Taiwan Food Safety Authority and Commercial Food Preparation Company on food safety issues, regulatory issues and trading policies to the US marketplace. Mr. Lin has served as Director of the School of Food Safety Technology in Taichung, Taiwan from June 2002 to present.

           HAI XIA GUO, Treasurer and Director - Ms. Guo has served as a member of our Board of Directors since October 2003 and was appointed Treasurer in January 2004. Ms. Guo was also appointed President of our subsidiary Shanghai Bofeng Internet Technology Co. Ltd. in January 2004. Ms. Guo served as President Assistant of Shanghai Top Information Technology Co., Ltd., located in Shanghai, China, from February 2002 until January, 2004. Prior to this, Ms. Guo was attended LanZhou University located in Lan Zhou, GanSu Province, P.R. China where she received his Bachelors of Economics and a Major in International Economy and Trade, Minor in International Law in July 2002.

           TSHIH-HAO JUNG, Chairman of the Board of Directors - Mr. Jung has been a member of our Board of Directors since October 2003. On January 19, 2004, Mr. Jung was elected to serve as Chairman of our Board of Directors until the next annual meeting of shareholders. Mr. Jung has been the President of World Info China since 2002 and will continue in that role. Mr. Jung is a former Mayor of Ping-Tong, a city in Taiwan. He served two terms as the Major of Ping-Tong, from 1986 to 1994 and acted as a Consultant to the Government of Taiwan from 1982 to 1989.

           CHING-HSIANG HO, Director - Mr. Ho has served as a member of our Board of Directors since November 9, 2003. Mr. Ho has been the President of C.
H. HO INTERNATIONAL for the last 17 years. The company specializes in the business of Architecting, Engineering and Urban development.

AUDIT COMMITTEE

           We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

CODE OF ETHICS

           We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                                                         Number             Transactions not    Known failures to
Name and Relationship                                    of late reports    timely reported     file a required form
---------------------                                    ----------------   ---------------     --------------------
Parsh Patel, President, Chief Executive Officer and             3                  0                     3
Chief Technology Officer
Shyng-Jiann Lin, Secretary and Director                         2                  0                     2
Hai Xia Guo, Treasurer and Director                             1                  0                     1
Tshih-Hao Jung, Chairman of the Board                           1                  0                     1
Ching-Hsiang Ho, Director                                       1                  0                     1
Edward C. Zimmerman, III, Former Chief Operating Officer        2                  1                     1
Dan Y. Zhao, Former Chief Executive Officer                     2                  0                     2
Steven D. Fellows, Former Chief Financial Officer               1                  0                     1
Hsueh-Chu Lin, Former Chief Executive Officer and Former        4                  0                     4
Director
Gary D. Morgan, Former Chief Executive Officer and              2                  2                     0
Former Chairman
Edward Wen, Former Secretary and Former Director                2                  0                     2
Yung Fen Cheng, Former Director                                 2                  0                     2
Yu Yen Kuo, Former Director                                     2                  0                     2
Wei Kuo Hsu Lin, Former Director                                2                  0                     2
Mei-Lin Shiu, Former Director                                   2                  0                     2

ITEM 10. EXECUTIVE COMPENSATION

           The  following  table sets  forth  information  concerning  the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ending December 31, 2003, 2002 and 2001.

                                                                                         LONG-TERM
                                                                                       COMPENSATION
                                                                         ---------------------------------------
                                             ANNUAL COMPENSATION                  AWARDS               PAYOUTS
                                      --------------------------------------------------------------------------
                                                              OTHER                     SECURITIES                    ALL
                                                              ANNUAL      RESTRICTED    UNDERLYING                   OTHER
         NAME AND                                   BONUS     COMPEN-       STOCK      OPTIONS/SARs      LTIP       COMPEN-
    PRINCIPAL POSITION        YEAR    SALARY ($)     ($)     SATION ($)   AWARD(S)($)      (#)        PAYOUTS ($)  SATION ($)
-----------------------------------------------------------------------------------------------------------------------------
Edward C. Zimmerman,          2003         $0        ---        ---           ---           ---          ---          ---
Former Chief Executive        2002    $14,400        ---        ---           ---           ---          ---          ---
Officer (1)                   2001         $0        ---        ---           ---           ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------
Hsueh Chu Lin, Former         2003         $0        ---        ---           ---           ---          ---          ---
Chief Executive Officer       2002         $0        ---        ---           ---           ---          ---          ---
and Former Director (2)       2001         $0        ---        ---           ---           ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------
Gary D. Morgan, Former        2003         $0        ---        ---           ---           ---          ---          ---
Chief Executive Officer       2002         $0        ---        ---           ---           ---          ---          ---
and Former Chairman  (3)      2001         $0        ---        ---           ---           ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------
Dan Zhao,                     2003         $0        ---        ---           ---           ---          ---          ---
Former Chief Executive        2002         $0        ---        ---           ---           ---          ---          ---
Officer (4)                   2001         $0        ---        ---           ---           ---          ---          ---
-----------------------------------------------------------------------------------------------------------------------------
Parsh Patel,                  2003         $0        ---        ---           ---           ---          ---          ---
Chief Executive Officer (5)   2002         $0        ---        ---           ---           ---          ---          ---
                              2001         $0        ---        ---           ---           ---          ---          ---

(1) Mr. Zimmerman served as our Chief Executive Officer from December 27, 2001 until April 2003.

(2) Mr. Lin served as Chief Executive Officer from April 2003 until August 1, 2003 and as a director from August 12, 2003 until November 3, 2003.

(3) Mr. Morgan served as Chief Executive Officer and Chairman of our Board of Directors from August 1, 2003 until January 18, 2004.

(4) Mr. Zhao served as Chief Executive officer from January 26, 2004 to February 18, 2004.

(5) Mr. Parsh Patel served as Chief Technical Officer from August 1, 2003 and Chief Executive Officer from February 18, 2004 to present.


EMPLOYMENT AGREEMENTS

           On February 10, 2003, we entered into an Employment Agreement with our Chief Operating Officer, Edward C. Zimmerman, III. Mr. Zimmerman's compensation under the Employment Agreement consists of salary of $2,600 per month. Mr. Zimmerman's Employment Agreement does not have a defined term, but is terminable by either party upon thirty days' prior written notice. This agreement was terminated on August 1, 2003.

           On February 10, 2003, we entered into an Employment Agreement with our Chief Financial Officer, Steven D. Fellows. Mr. Fellows' compensation under the Employment Agreement consists of salary of $4,500 per month plus $300 per month to pay for family health benefits. Mr. Fellows' Employment Agreement does not have a defined term, but is terminable by either party upon thirty days' prior written notice. Effective with Mr. Fellows' resignation, the employment agreement was cancelled.

           We currently do not have any employment agreements with any of our executive officers.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information, as of June 30, 2004 with respect to the beneficial ownership of the outstanding common stock by
(i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                  Common Stock     Percentage of
                                                  Beneficially     Common Stock
Name of Beneficial Owner (1)                        Owned(2)       Ownership (3)
--------------------------------------------------------------------------------
Parsh Patel (4)                                       500,000              *
Ching-Hsiang Ho                                             0              *
Shyng-Jiann Lin                                             0              *
Hai Xia Guo                                           118,286              *
Gary D. Morgan  (5)                                 3,607,017         16.64%
MangoNet, Inc. (6)                                  2,600,000         11.99%
Chen Hsiao Yi   (7)                                 2,117,750          9.77%
Modern Worldwide Internet & Multimedia Corp. (8)    1,829,868          8.44%
Cheng Yung-Hsueh (9)                                1,780,000          8.21%
Top of China Internet (10)                          1,680,000          7.75%
--------------------------------------------------------------------------------
All officers and directors as a group (4 persons)     618,286          2.85%

 *   Less than 1%.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o World Information Technology, Inc., Rockefeller Center, 7th Floor, 1230 Avenue of the Americas, New York, NY 10020

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)  Based on 21,679,864 shares outstanding.

(4) Parsh Patel's address is 43577 Nebel Trail, Clinton, Michigan 48038. Mr. Patel's beneficial ownership includes warrants to purchase up to 500,000 shares of our common stock at a purchase price of $0.25 per share. The warrants expire on December 31, 2010 and vest subject to his continuing service as an officer as follows: (a) 150,000 warrants are currently vested, (b) 150,000 on September 1, 2005, and (c) 200,000 warrants will vest on June 30, 2006.

(5) Gary D. Morgan's address is 6535-F Parkview Drive, Boca Raton, Florida 33433. Mr. Morgan's beneficial ownership includes 3,005,062 shares of common stock and warrants to purchase an additional 500,000 shares of common stock at an exercise price of $0.22. In addition, Mr. Morgan's beneficial ownership includes 101,955 shares of common stock which are owned by his daughter.

(6) MangoNet, Inc. is located at 5th Floor, 92-2 Kungmin Street, Taipei 108, Taiwan (R.O.C.).

(7) Chen Hsiao Yi's address is 8F., No.233, Jhongshan Rd., Sanchong City, Taipei County 241, Taiwan (R.O.C.). On December 5, 2003, Chen Hsiao Yi acquired his shares from Mei-Lin Shiu, a former member of our Board of Directors.

(8) Modern Worldwide Internet & Multimedia Corp. ("Modern") is located at 10F., No.1-1, Sec. 1, Chongcing N. Rd., Datong District, Taipei City 103, Taiwan (R.O.C.) The principal executive officer of Modern is Xie-Yi-Lin. Modern is an affiliate of World Info China. Prior to June 13, 2004, World Info China owned 22.5% of Modern. On June 13, 2004, we acquired and retired 1,550,000 shares of our common stock from Modern in exchange for World Info China's 22.5% ownership in Modern. The 1,829,868 shares of common stock which Modern currently owns were acquired in the share exchange between World Information Technology, Inc. and World Info China on February 14, 2003.

(9) Cheng Yung-Hsueh's address is No.18, Alley 1, Lane 963, Sec. 2, Jieshou Rd., Bade City, Taoyuan County 334, Taiwan (R.O.C.). Mr. Yung-Hsueh acquired 1,780,000 shares of our common stock from Cloud Technology, Ltd. on December 5, 2003.

(10) Top of China Internet's address is 12F., No.1-1, Sec. 1, Chongcing N. Rd., Datong District, Taipei City 103, Taiwan (R.O.C.). The principal executive officer of Top of China Internet is Weng-Ming-Jia. On December 5, 2003 Top of China Internet acquired its 1,660,000 shares of common stock from Mei-Lin Shiu, a former member of our Board of Directors.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           On June 13, 2004, our Board of Directors declared that appropriations and dividends will be paid as follows:

     (3) Amounts due to our shareholders are $2,450,798 and $1,144,392 in 2003 and 2002 respectively. Our Board of Directors expects to declare a forward split on our issued and outstanding common stock 1.2-to-1 with a September 17, 2004 dividend date.

     (4) Amounts due to our employee profit sharing plan are $64,163 and $30,132 in 2003 and 2002 respectively. On September 30, 2004 our Board of Directors will issue 250,000 shares of our common stock of which:
          125,000 shares will be distributed to Taiwan employees, 75,000 shares will be distributed to Taiwan Supervisors and 50,000 to our Board members. The shares will be equally divided among the Board members and the Board members shall divide the remaining shares as they agree on that date.

           The foregoing amounts must be paid pursuant to World Info China's Articles of Incorporation in Taiwan, which require the year's net income, if any, first be used to pay all taxes and offset prior years' operating losses, then 10% of the remaining amount must be designated as legal reserve, and the remainder must be appropriated as follows:

           (D) 2.5% as special bonus to employees;
           (E) 2.5% as remuneration to directors and supervisors; and
           (F) 95% as dividends to shareholders.

           Dividends will be distributed in shares of common stock or a combination of cash and common stock.

           Based on the Company Law of the ROC, the appropriation for legal reserve is made until the reserve equals the aggregate par value of a company's outstanding capital stock. The reserve can only be used to offset prior years' operating losses, when its amount is equal or more than 50% of a company's capital.

           Pursuant to an Asset Sale Agreement, dated August 15, 2003, we issued 100,000 shares of our common stock to Knowgen Systems, Inc., a Michigan corporation owned by Parsh Patel, our current Chief Executive Officer and Chief Technology Officer, in connection with the acquisition of JODE Software and KnowPad Software. The Asset Sale Agreement was subsequently cancelled pursuant to a Settlement Agreement and Release and Waiver of Claims executed on June 10, 2004 by and between Parsh Patel, World Info China and World Information Technolgoy. We are not requiring the return of the 100,000 shares of common stock that were issued to Knowgen Systems.

           On January 18, 2004, we entered into an agreement with Gary D. Morgan, our former Chief Executive Officer and former Chairman of our Board of Directors. Pursuant to this agreement, Mr. Morgan's employment agreement was terminated and we issued to Mr. Morgan (i) a promissory note in the principal amount of $370,500.00, with interest at the rate of 6% per annum payable by April 30, 2004, provided the Company receives US $10,000,000 or more in equity financing prior to such date; and (ii) a warrant to purchase 500,000 shares of our common stock, exercisable beginning September 1, 2004 at an exercise price of $4.00 per share. In connection with the termination of his employment agreement and in exchange for certain debt, we issued Mr. Morgan 1,000,000 shares of our common stock on January 27, 2004. In addition, Mr. Morgan exercised a warrant he received in June 2003, pursuant to which on January 27, 2004 we issued to him 942,792 shares of our restricted common stock. We failed to repay the $370,500.00 principal amount promissory note by April 30, 2004. On

June 3, 2004, in consideration for Mr. Morgan waiving our default on the promissory note, we amended Mr. Morgan's settlement agreement, reducing the exercise price of Mr. Morgan's warrant to the closing price of our common stock on June 3, 2004. In addition, we agreed to cancel the promissory note in exchange for the issuance of a new promissory note dated June 3, 2004 in the principal amount of $370,500.00, with 4% annual interest accruing from January 26, 2004, with repayment in eight equal payments of $53,413.46, paid semi-annually, with the first payment due December 11, 2004. The new promissory note does not include any contingencies or representations relating to future financings, but includes an option for Mr. Morgan to convert the principal and interest at any time, in whole or in part into our common stock at the last sale price per share on the date that Mr. Morgan gives notice of his election to convert. On June 17, 2004, Mr. Morgan notified us of his intention to convert the entire loan balance of $376,265.57 into shares of our common stock. On June 28, 2004, we issued Mr. Morgan 1,505,062 shares of common stock pursuant to his conversion of the new promissory note.

           On June 4, 2004, we entered into a Common Stock Exchange Agreement with our wholly owned subsidiary, World Info China, and Cloud Technology Co. Pursuant to the Agreement, we exchanged 4,757,831 shares of common stock of Weichang International Technology, Inc. owned by World Info China for 9,149,368 shares of our common stock which were owned by Cloud Technology Co.

           On June 6, 2004, we entered into a Common Stock Exchange Agreement with our wholly owned subsidiary, World Info China, and JYN Seng International Technology, Ltd. Pursuant to the Agreement, we exchanged 4,992,169 shares of common stock of Weichang International Technology, Inc. owned by World Info China and all of World Info China's ownership of YuQi Information Technology Co., Ltd. for 5,100,000 shares of our common stock which were owned by JYN Seng International Technology, Ltd.

           On June 13, 2004, we entered into a Settlement Agreement and Release and Waiver of Claims with our wholly owned subsidiary, World Info China, and Modern Worldwide Internet & Multimedia Corp. Pursuant to the Agreement, we exchanged all of World Info China's common stock ownership of Modern Worldwide Internet, representing approximately 22.5% of Modern Worldwide Internet's outstanding shares, for 1,550,000 shares of our common stock which were owned by Modern Worldwide Internet. Under the Agreement, Modern Worldwide Internet also released and waived any and all potential claims that it may have against us.

           On June 24, 2004, we entered into a Settlement Agreement and Release and Waiver of Debt with our wholly owned subsidiary, World Info China, World Info China's majority owned subsidiary, International Joyful Shopping Mall Internet Business Co., Ltd. and an individual debtor to International Joyful
Shopping Mall, Kuo Yu-Yen. During 2003, International Joyful Shopping Mall advanced to Kuo Yu-Yen $1,775,997 in cash for Kuo Yu-Yen to seek a potential investment opportunity on behalf of International Joyful Shopping Mall. Acknowledging that Kuo Yu-Yen is unable to repay this sum, the debt was forgiven in exchange for the return to us of 3,500,000 shares of our common stock which were owned by Kuo Yu-Yen.

           As a result of the above transactions, World Info China no longer has an ownership interest in WeiChang International Technology, Inc. and YuQi Information Technology Co., Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
--------------------------------------------------------------------------------

3.1       Articles  of  Incorporation  of  EZ  Travel,  Inc.,   incorporated  by
          reference to Form 10-SB, filed with the Securities and Exchange Commission on May 3, 2002.

3.2 Certificate of Amendment to Articles of Incorporation of EZ Travel, Inc, changing the Company's name to World Information Technology, Inc., incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 27, 2003.

3.3 Bylaws of EZ Travel, Inc., incorporated by reference to Form 10-SB, filed with the Securities and Exchange Commission on May 3, 2002.

10.1 Asset Sale Agreement between Edward C. Zimmerman, III, and EZ Travel, Inc., dated January 30, 2003, incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on March 17, 2003.

10.2 Asset Sale Agreement between World Information Corporation, Knowgen Systems, Inc. and Parsh Patel, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on August 18, 2003.

10.3 Letter of Resignation from Gary D. Morgan, dated January 26, 2004, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004.

10.4 Settlement Agreement among Gary D. Morgan and World Information Technology, Inc., dated January 18, 2004, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 6, 2004.

10.5 Amendment No. 1 to Settlement Agreement among Gary D. Morgan and World information Technology, Inc.

10.6 Common Stock Exchange Agreement, dated June 4, 2004, by and among World Information Technology, Inc., World Info China and Cloud Technology, Inc.

10.7 Common Stock Exchange Agreement, dated June 4, 2004, by and among World Information Technology, Inc., World Info China and JYN Seng International Technology, Ltd.

10.8 Settlement Agreement and Release and Waiver of Claims, dated June 13, 2004, by and between Modern Worldwide Internet & Multimedia Corp., World Information Technology, Inc. and World Info China.

10.9 Settlement Agreement and Release and Waiver of Debt, dated June 14, 2004, by and between World Information Technology, Inc., World Info China, International Joyful Shopping Mall Internet Business Co., Ltd. and Kuo Yu-Yen.

10.10 Settlement Agreement and Release and Waiver of Claims, dated June 10, 2004, by and between Parashar Patel, World Info China and World Information Technology, Inc.

10.11 HQ Global Workplaces Virtual Office Program Service Agreement for our executive office in New York

10.12     Temporary Office Lease Contract for office space in Shanghai

10.13     Lease for Taiwan administrative office (to be filed at a later date)

10.14     Lease for facility in Wugu, Taipei (to be filed at a later date)

14.1      Code of Ethics  and  Business  Conduct  for  Officers,  Directors  and
          Employees.

16.1 Letter from Merdinger, Fruchter, Rosen & Company, P.C. on change in certifying accountant, dated February 20, 2003, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 27, 2003.

16.2 Letter from Beckstead and Watts, LLP, dated September 4, 2003, incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on April 22, 2004.

16.3 Letter of Resignation from Beckstead and Watts, LLP, dated January 15, 2004, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on February 4, 2004.

16.4 Letter from Beckstead and Watts, LLP, dated January 27, 2004, incorporated by reference to Form 8-K/A, filed with the Securities and Exchange Commission on April 22, 2004.

16.5 Letter from Beckstead and Watts, LLP on change in certifying accountant, dated April 21, 2004, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on April 22, 2004.

16.6 Letter from Roseberg Rich Baker Berman & Company on change in certifying accountant, dated April 19, 2004, incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on April 22, 2004.

21.1      List of Subsidiaries

31.1 Certification by Parsh Patel, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Shyng-Jiann Lin, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Parsh Patel, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Shyng-Jiann Lin, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

           There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL

           L.L. Bradford & Company, LLC is our independent registered public accountant. Our Board of Directors has considered whether the provision of audit services is compatible with maintaining auditor independence.

AUDIT FEES

           The aggregate fees billed for professional services rendered by our principal accountants for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10-KSB, and for other services normally provided in connection with statutory filings were $47,000 and $15,000 for the years ended December 31, 2003 and December 31, 2002, respectively. During 2004, we paid $122,436 to L.L. Bradford & Company to audit our financial statements for the year ended December 31, 2003 and to re-audit our financial statements for the year ended December 31, 2002.

ALL OTHER FEES

           We did not incur any fees for other professional services rendered by our principal accountants during the years ended December 31, 2003 and December 31, 2002.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD INFORMATION TECHNOLOGY, INC.


Dated:  July 30, 2004                 By: /s/ Parsh Patel
                                          ----------------------------------
                                          Parsh Patel,
                                          President, Chief Executive Officer
                                          and Chief Technology Officer


Dated:  July 30, 2004                 By: /s/ Shyng-Jiann Lin
                                          ----------------------------------
                                          Shyng-Jiann Lin,
                                          Secretary, Principal Financial Officer
                                          and Director

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                TITLE                                     DATE
---------                -----                                     ----

/s/ Parsh Patel          President, Chief Executive Officer        July 30, 2004
----------------------   and Chief Technology Officer
Parsh Patel


/s/ Shyng-Jiann Lin      Secretary, Principal Financial Officer    July 30, 2004
----------------------   and Director
Shyng-Jiann Lin


/s/ Hai Xia Guo          Treasurer and Director                    July 30, 2004
----------------------
Hai Xia Guo


/s/ Tshih-Hao Jung       Chairman of the Board of Directors        July 30, 2004
----------------------
Tshih-Hao Jung


/s/ Ching-Hsiang Ho      Director                                  July 30, 2004
----------------------
Ching-Hsiang Ho

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                        1

CONSOLIDATED BALANCE SHEETS                                                    2

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)        3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                                4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                          5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                     6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
World Information Technology and Subsidiaries
New York, New York

We have audited the accompanying consolidated balance sheet of World Information Technology and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Information Technology and Subsidiaries as of December 31, 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.



/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
May 11, 2004
(except for Note 10, as to
which the date is June 24, 2004)
Las Vegas, Nevada

                WORLD INFORMATION TECHNOLOGY, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                   A S S E T S

                                                                                 2003             2002
                                                                             ------------     ------------
CURRENT ASSETS:
    Cash                                                                     $      5,847     $     23,877
    Short-term investments                                                          1,992          154,288
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $95,072 and  $78,462 as of December 31, 2003 and 2002,
      respectively                                                              4,403,903        3,545,621
    Accounts receivable, related parties                                          278,264               --
    Other receivables, net of allowance for doubtful accounts of $278,300         541,125          565,395
      and $0 as of December 31, 2003 and 2002, respectively
    Other receivables - related party                                           1,775,997              632
    Prepaid expense                                                                42,044          211,311
    Other current Assets                                                            5,588           12,370
    Inventories                                                                   114,461           69,940
                                                                             ------------     ------------

      Total current assets                                                      7,169,221        4,583,434
                                                                             ------------     ------------

LONG-TERM INVESTMENTS                                                           2,318,623        1,035,489
                                                                             ------------     ------------

PLANT AND EQUIPMENT, net                                                          521,041          930,948
                                                                             ------------     ------------

OTHER ASSETS:
    Goodwill                                                                           --          447,634
    Other non-current assets - Idle land                                        1,965,780        1,920,890
    Deferred charges - net                                                         52,378           64,667
    Refundable deposits                                                            35,927           57,249
                                                                             ------------     ------------
      Total other assets                                                        2,054,085        2,490,440
                                                                             ------------     ------------

         Total assets                                                        $ 12,062,970     $  9,040,311
                                                                             ============     ============

    L I A B I L I T I E S   A N D   S H A R E H O L D E R S'   E Q U I T Y

CURRENT LIABILITIES:
    Notes and accounts payable                                               $     54,596     $    200,905
    Accounts payable - related party                                                1,232               --
    Wages and benefits payable                                                    195,854          162,426
    Employee pension payable                                                        5,415            4,677
    Income and other taxes payable                                              1,939,697          915,371
    Accrued liabilities                                                            94,754           41,348
    Other payables                                                                214,115          141,475
    Other payables - related party                                              1,802,364          207,038
                                                                             ------------     ------------
      Total current liabilities                                                 4,308,027        1,673,240
                                                                             ------------     ------------

MINORITY INTEREST                                                                 476,767           81,921

SHAREHOLDERS' EQUITY:
    Preferred stock, Series A: B: C: $0.001 par value; 5,000,000 shares authorized per series, -0- shares issued and outstanding
    Common stock, $0.001 par value; 60,000,000 shares authorized,
      51,965,392 and 27,611,048 shares issued and
      39,965,392 and 27,611,048 shares outstanding                                 39,966           27,612
    Paid-in-capital                                                             8,230,692        4,772,014
    Related party receivable reserve                                           (3,734,167)
    Legal reserve                                                                 423,687          138,541
    Retained earnings                                                           2,268,263        2,375,085
    Accumulated other comprehensive income                                         49,735          (28,102)
                                                                             ------------     ------------
      Total shareholders' equity                                                7,278,176        7,285,150
                                                                             ------------     ------------
         Total liabilities and shareholders' equity                          $ 12,062,970     $  9,040,311
                                                                             ============     ============


         The accompanying notes are an integral part of this statement.

                WORLD INFORMATION TECHNOLOGY, INC. AND SUBSIDIARY

     CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                    2003             2002
                                                                ------------     ------------
REVENUE - THIRD PARTIES                                         $  8,273,022     $  5,325,114
REVENUE - RELATED PARTY                                              337,889               --
                                                                ------------     ------------
GROSS REVENUES                                                  $  8,610,911     $  5,325,114
                                                                ------------     ------------

COST OF SALES                                                        141,577          309,229
COST OF SALES-RELATED PARTY                                           16,007               --
                                                                ------------     ------------
COST OF SALES                                                        157,584          309,229
                                                                ------------     ------------

GROSS PROFIT                                                       8,453,327        5,015,885

OTHER OPERATING INCOME                                                38,116         (232,887)
SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES                      3,193,084        1,013,671
                                                                ------------     ------------

INCOME  FROM OPERATIONS                                            5,298,359        3,769,327
                                                                ------------     ------------
NON-OPERATING INCOME (EXPENSES)
     Interest income                                                                      257
     Gain (loss) on disposal of short-term investments              (437,414)              --
     Gain (loss) on disposal of long-term investments                127,539          258,331
     Impairment loss on long-term investments                       (374,814)        (371,942)
     Share of loss of equity investees                                    --
     Gain (loss) on market price changes of Short-term
       investments                                                    130,460         (42,654)
     Interest expense                                                   (666)              --
     Gain(loss) on disposal of property, plant and
       equipment                                                    (320,592)              --
     Other                                                            28,703           40,182
                                                                ------------     ------------

                     Subtotal                                       (846,784)        (115,826)
                                                                ------------     ------------

INCOME BEFORE MINORITY INTEREST                                    4,451,575        3,653,501
                                                                ------------     ------------
PROVISION FOR INCOME TAXES                                         1,728,338          955,467
                                                                ------------     ------------
INCOME BEFORE  AND MINORITY INTEREST                               2,723,237        2,698,034

MINORITY INTEREST IN LOSS OF SUBSIDIARIES                             21,367            3,672
                                                                ------------     ------------

NET INCOME                                                         2,744,604        2,701,706

OTHER COMPREHENSIVE INCOME (LOSS):
     Foreign currency translation adjustment                          77,837            1,091

COMPREHENSIVE INCOME                                            $  2,822,441     $  2,702,797
                                                                ============     ============

EARNINGS PER SHARE, BASIC AND DILUTED                           $       0.07     $       0.10
                                                                ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES                                 38,764,699       27,611,048
                                                                ============     ============

         The accompanying notes are an integral part of this statement.

                WORLD INFORMATION TECHNOLOGY, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                                        Related party
                                                  Number       Common      Paid in        Receivable     Statutory       Retained
                                                of shares      stock       capital         Reserve        reserves       earnings
                                               ------------  ---------   ------------   -------------   ------------   ------------
BALANCE, January 1, 2002                        20,876,738   $ 20,877    $ 3,604,225    $         --     $   42,486    $   974,090
                                                                   --             --
    Common Stock                                        --         --                                                           --
    Net income -Year 2002                                                                                                2,701,706
    Legal Reserve                                                                 --                         96,055        (96,055)
    Directors and Supervisors' Remuneration                                                                      --        (30,132)
    Employee Bonus - Stock                         172,767        173         29,959                                       (30,132)
    Stock Dividends                              6,561,543      6,562      1,137,830                                    (1,144,392)
    Foreign currency translation adjustments                                      --                             --
                                               ------------  ---------   ------------   -------------   ------------   ------------
BALANCE, December 31, 2002                      27,611,048     27,612      4,772,014              --        138,541      2,375,085

    Common shares issued for acquisition of
       EZ Travel, Inc. 0.001                     7,200,000      7,200
    Common shares issued as additional
       consideration for 19.25% ownership in
       World Information China                   4,694,344      4,694         (4,694)
    Common shares issued for services,
       weighted average price of $0.42             440,000        440        184,360
    Common shares issued for Cash,
       price at US$ 0.2934 (NT$10)                  20,000         20          2,914
    Reserve for related party's receivable                                                (3,734,167)

    Net income - Year 2003                                                                                               2,744,604
    Legal Reserve                                                                 --                        285,146       (285,146)
    Additional capital contributions                                         761,137
    Directors and Supervisors' Remuneration                                                                      --        (37,873)
    Employee Bonus - Stock                                                    64,163                                       (64,163)
    Employee Bonus - Cash                                                                                                     (631)
    Cash Dividends                                                                                                         (12,815)
    Stock Dividends                                                --      2,450,798                                    (2,450,798)
    Foreign currency translation adjustments
                                               ------------  ---------   ------------   -------------   ------------   ------------
BALANCE, December 31, 2003                      39,965,392   $ 39,966    $ 8,230,692    $ (3,734,167)    $  423,687    $ 2,268,263
                                               ============  =========   ============   =============   ============   ============

                                                Accumulated
                                                  other
                                               comprehensive
                                               income (loss)     Totals
                                               -------------  ------------
BALANCE, January 1, 2002                        $  (29,193)   $  4,612,485
                                                                        --
    Common Stock                                                        --
    Net income -Year 2002                                        2,701,706
    Legal Reserve                                                       --
    Directors and Supervisors' Remuneration                        (30,132)
    Employee Bonus - Stock                                              --
    Stock Dividends                                                     --
    Foreign currency translation adjustments         1,091           1,091
                                                -----------   -------------
BALANCE, December 31, 2002                         (28,102)      7,285,150

    Common shares issued for acquisition of                             --
       EZ Travel, Inc. 0.001                                         7,200
    Common shares issued as additional                                  --
       consideration for 19.25% ownership in                            --
       World Information China                                          --
    Common shares issued for services,                                  --
       weighted average price of $0.42                             184,800
    Common shares issued for Cash,                                       -
       price at US$ 0.2934 (NT$10)                                   2,934
    Reserve for related party's receivable                      (3,734,167)

    Net income - Year 2003                                       2,744,604
    Legal Reserve                                                        -
    Additional capital contributions                               761,137
    Directors and Supervisors' Remuneration                        (37,873)
    Employee Bonus - Stock                                              --
    Employee Bonus - Cash                                             (631)
    Cash Dividends                                                 (12,815)
    Stock Dividends                                                     --
    Foreign currency translation adjustments        77,837          77,837
                                                -----------   -------------
BALANCE, December 31, 2003                      $   49,735    $  7,278,176
                                                ===========   =============


         The accompanying notes are an integral part of this statement.

                WORLD INFORMATION TECHNOLOGY, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                      2003            2002
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 2,822,441     $ 2,702,797
    Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
        Foreign currency translation adjustments                      (77,837)         (1,091)
        Minority interest in loss of subsidiaries                     (21,367)         (3,672)
        Depreciation                                                  190,549         192,509
        (Gain) Loss on disposal of investments                        247,275         113,611
        Loss on disposal of fixed assets                              320,592              --
        (Reversal of) provision for loss on decline in
        market value of short-term investments                       (130,460)         42,654
        Impairment loss on long-term investments                      437,414
        Impairment loss on goodwill                                   447,634
        Non-cash common stock issuance for consulting fees            945,937
      (Increase) decrease in assets:
        Accounts receivable - trade                                  (858,282)     (3,538,854)
        Accounts receivable - related party                          (278,264)             --
        Other receivables                                              24,270        (116,328)
        Other receivables - related party                          (1,775,365)           (632)
        Inventories                                                   (44,521)        (34,972)
        Prepaid expenses                                              169,267        (211,311)
        Other current asset                                             6,782         (12,370)
      Increase (decrease) in liabilities:
        Notes and accounts payable                                   (146,309)        (14,610)
        Accounts payable - related party                                1,232              --
        Employee pension payable                                          738             568
        Wages and benefits payable                                     33,428         146,796
        Income and other taxes payable                              1,024,326         765,928
        Accrued liabilities                                            53,406          17,411
        Other payables                                                 72,640         138,815
                                                                  -----------     -----------
         Net cash used in operating activities                      3,465,526         187,249
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Increase) Decrease in investments-purchase of investments     (1,283,134)        377,159
    (Increase) Decrease in related party receivable reserve        (3,734,167)
    Proceeds from disposal of long-term investments                   563,606         472,488
    (Increase) Decrease in deferred charge                             12,289         (11,047)
    (Increase) Decrease in refundable deposits                         21,322         (29,419)
    (Increase) Decrease in other assets                               (44,890)        (11,390)
    (Increase) Decrease in minority interest in subsidiaries         (488,717)     (1,175,174)
    Proceeds from disposal of plan and equipment                       30,807
    Purchase of equipment and automobiles                            (104,681)           (885)
                                                                  -----------     -----------
         Net cash used in investing activities                     (5,027,565)       (378,268)
                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in shareholders loans                       1,595,326         183,067
    Remuneration to directors and supervisors                         (37,873)        (30,132)
    Cash to Employee bonus                                               (631)
    Cash Dividend                                                     (12,815)
                                                                  -----------     -----------
         Net cash provided by financing activities                  1,544,007         152,935
                                                                  -----------     -----------

INCREASE (DECREASE) IN CASH                                           (18,032)        (38,084)

CASH, beginning of year                                                23,877          61,961
                                                                  -----------     -----------

CASH, end of year                                                 $     5,845     $    23,877
                                                                  ===========     ===========
Supplemental disclosures of cash flow information
    Cash paid for income tax                                      $ 1,008,713     $   187,263
                                                                  ===========     ===========


         The accompanying notes are an integral part of this statement.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On January 3, 2003, EZ Travel, Inc., a corporation organized under the laws of the State of Nevada as a publicly-traded company ("EZ Travel); World Information Technology, Inc. was incorporated as a company limited by shares under the Company Law of the Republic of China (R.O.C. or Taiwan) ("World Info China") entered into a Stock Purchase Agreement (the "Agreement"). Pursuant to the Agreement, EZ Travel acquired 80.75% of the outstanding common stock of EZ Travel from World Info China. As consideration for the shares, EZ Travel transferred 27,611,048 shares, adjusted for the 2 for 1 forward stock split on August 12, 2003, of its $0.001 par value common stock to World Info China. Additionally, EZ Travel amended its Articles of Incorporation and changed its name from EZ Travel to World Information Technology, Inc. (the "Company").

On July 11, 2003, the Company issued 4,694,344 shares of its common stock (post split adjusted) in exchange for the remaining 19.25% ownership of World Info China. The Company currently own 100% of World Info China.

EZ Travel, Inc., was a development-stage company and was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 27, 2001. The original articles of the Company authorized the issuance of sixty million (60,000,000) shares of Common Stock at par value of $0.001 per share and fifteen million (15,000,000) shares of Preferred Stock at par value of $0.001. On December 28, 2001, the Company issued four million (4,000,000) shares of its $0.001 par value Common Stock, adjusted for the 2 for 1 forward stock split on 8/12/03, for cash of $2,000, held by one (1) shareholders of record. On February 21, 2002, the Company initiated a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, which resulted in the sale of an additional 3,200,000, adjusted for the 2 for 1 forward stock split on 8/12/03, shares of its $0.001 par value common stock to approximately 36 shareholders. As of December 31, 2002, therefore, the number of common shares issued and outstanding is seven million two hundred thousand (7,200,000). EZ Travel, Inc. was a developmental stage company, which provided travel agency related services, such as booking reservations for cruises, hotel, car rental, and prepared tour packages.

World Information Technology Inc. (hereinafter referred as the Company) was incorporated in the Republic of China (R.O.C or Taiwan) as a company limited by shares on October 17, 1998. The Company's authorized capital was US$8,508,600 (NT$290,000,000).As of December 31, 2003, the Company's paid -in capital was US$7,589,904 (NT$258,687,940).

The company is based in Taipei, Taiwan. The company specializes in e-commerce related business, online audio-visual programming and broadcasting, design, host, and maintains virtual stores on the internet, and promotional audio, video, and advertisement productions.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

The Company has four direct owned subsidiaries as of December 31, 2002 and 2003:

                                                     2002          2003
                                                    -------       ------
International Joyful Shopping Mall Internet
Business Co., Ltd.                                   82.50%       79.43%

Yong-Kun-Chen Technology Co., Ltd                    61.33%       61.33%

YuQi Information Technology Co., Ltd                  0.00%       75.00%

WeiChang International Technology, Inc                0.00%       78.00%

Principles of Consolidation

The Company consolidates the accounts of all majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Investments

Investments principally are securities of public and privately-held securities.

Short-term investments are carried at fair value and the unrealized gains and losses are recorded as accumulated other income in the income statements.

Long-term investments in which the Company owns less than 20% of the voting rights of the investee companies are accounted for at (a) cost, if the investee companies are not listed or (b) the fair value, if the investee companies are listed. The unrealized gains and losses resulting from the changes in market value of such investment is recorded in the Stockholder's equity accounts, When it becomes evidently clear that there has been a permanent impairment in value and the chance if recovery is minimal, loss is recognized in the current year.

Long-term investments in companies over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for under the equity method and the Company's proportionate share of investee company's net equity is recorded in the current year's operations.

Trade receivables

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

Inventories

Inventories are stated at the lower of cost or market value, with cost being determined on a weighted average basis. Provisions made for inventory obsolescence and declines in market value are included in cost of goods sold.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method using the assets' economic service lives plus one year as salvage value. The estimated useful lives of the assets are based on the following life expectancy:

Building                                              50 years
Information, communication equipment and software     5 years
Office furniture and fixtures                         3 to 5 years
Transportation equipment                              5 years
Leasehold improvements                                5 years

Leasehold improvements are depreciated over the life of the lease or the assets, whichever is shorter. Major improvements and replacements, which extend the useful life of an assets are capitalized and depreciated over the remaining estimated useful life of the asset. Repairs and maintenance expenditures are charged to operations as incurred.

When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Deferred Charges

Deferred Charges consist of software and system design costs. Deferred charges are stated at cost and amortized on a straight-line over 3 to 5 years.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Revenue recognition policy

The Company enters into contractual arrangements for web-site development services. The Company recognizes revenue for website development services based on Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended and modified by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions." SOP 98-9 modified SOP 97-2 by requiring revenue to be recognized using the "residual method" if certain conditions are met. Revenues are recognized based on the residual method when an agreement has been signed by both parties, the fees are fixed or determinable, collection of the fees is probable, and delivery of the website has occurred and no other significant obligations remain. The Company contractually agrees to host the websites for no additional fee and at a minimal cost to the Company for periods ranging from 1 year to an indefinite period of time based on the terms of the individual contracts. The Company defers 5% of its revenue to match its costs incurred to host the websites in future years.

Earnings per share

Net earnings per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Minority Interest

Minority interest represents the outside shareholder's 17.50% and 20.57% ownership of International Joyful shopping Mall Internet Business Co., Ltd for the year ended December 31, 2002 and 2003 respectively, 38.67% ownership of Yong-Kun-Chen Technology Co., Ltd a/k/a Forever King Technology, Ltd. for the year ended December 31, 2002 and 2003 respectively, 25% ownership of YuQi Information Technology, Inc for the year ended December 31, 2003, 22% ownership of WeiCheng International Technology, Inc. for the year ended December 31, 2003.

Advertising Costs

The Company expenses all costs of advertising as incurred. The Company expensed $194,561and $74,422 in advertising costs included in selling and marketing expenses for the year ended December 31, 2003 and 2002, respectively.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Foreign currency translations

The functional currency for the Company's foreign subsidiaries is the local Currency, New Taiwan dollars. Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date; revenues and expenses are translated using the average exchange rates in effect during the period. The cumulative translation adjustments are included in accumulated other comprehensive income or loss, which is a separate component of stockholders' equity. Foreign currency transaction gains or losses are included in the results of operations.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long-lived assts, such as property, plant and equipment, and intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures about Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

Under the Company's Articles of Incorporation in Taiwan, current year's net income, if any, shall first be used to pay all taxes and offset prior years' operating losses, then setting 10% of the remaining amount as legal reserve; and the remainder shall be appropriated as follows:

2.5% as special bonus to employees;
2.5% as remuneration to directors and supervisors;
95% as dividends to shareholders.

Dividends are distributed in shares of common stock or a combination of cash and common stock.

On June 13, 2004, the Board declared that the Appropriations and payment of dividends shall be paid as follows:

Amounts due to its employee profit sharing plan are $64,163 and $30,132 in 2003 and 2002 respectively. On September 30, 2004 the Board of Directors will issue 250,000 shares of the Company's common stock of which: 125,000 shares will be distributed to the Taiwan employees, 75,000 shares will be distributed to the Taiwan Supervisors and 50,000 to the Board Members. The shares will be equally divided among the Board Members and the Board Members shall divide the other shares as they shall agree on that date.

Amounts due to the shareholders are $2,450,798 and $1,144,392 in 2003 and 2002 respectively. The Board of Directors will to forward split its issued and outstanding stock 1.2 to 1 with a September 17, 2004 dividend date.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 changes the recorded amount of liabilities associated with asset retirements and requires the accretion of interest expense over the remaining life of the asset. FAS 143 also requires additional disclosure regarding asset retirement obligations.

This Statement is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a significant impact on the financial condition or results of operations of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. However, FAS 144 changes the scope and certain measurement requirements of existing accounting guidance. FAS 144 also changes the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business. This Statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Recent pronouncements, (continued)

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Rescission of Statements No. 4, 14 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." ("FAS 145"). This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement is effective for fiscal years beginning after May 15, 2002. The Company has adopted this Statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires the recognition of certain guarantees as liabilities at fair market value and is effective for guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure requirement of FIN 45 and does not expect the impact of the fair market value requirement to have a material impact on its financial condition or results of operations of the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The statement allows for the Company's current method of accounting for stock options to continue. Effective for interim periods beginning after December 15, 2002, disclosure will be required for information on the fair value of stock options and the effect on earnings per share (in tabular form) for both interim and annual reports. The Company has adopted this statement in 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (CONTINUED)

Recent pronouncements, (continued)

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN No. 46), which requires the consolidation of certain variable interest entities, as defined. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and on July 1, 2003 for investments in variable interest entities acquired before February 1, 2003; however, disclosures are required currently if a company expects to consolidate any variable interest entities. As the Company has no such variable interest entities, the adoption of FIN No. 46 did not have an impact on the Company's results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a significant impact on the financial condition or results of operations of the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FASB No. 150 requires that those instruments entered into or modified after May 31, 2002, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the financial condition or results of operations of the Company.


NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2003 and 2002 amounted to $4,403,903 and $3,545,621, respectively. The allowance for doubtful accounts as of December 31, 2003 and 2002 amounted to $95,072 and $78,462, respectively.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - PLANT AND EQUIPMENT

Plant and equipment consist of the following at December 31:

                                               2003            2002
                                           -----------      -----------
Information, communication equipment       $                $
software                                       561,373          884,079
Office furniture and fixtures                   20,041           16,572
Transportation equipment                        85,966           45,299
Leasehold improvements                          13,971          279,110
                                           -----------      -----------
            Totals                             681,351        1,225,060

Less accumulated depreciation                 (160,310)        (294,112)
                                           -----------      -----------
            Totals                         $   521,041      $   930,948
                                           ===========      ===========

Depreciation expense on property, plant and equipment amounted $190,549 and $192,509 for the year ended December 31, 2003 and 2002, respectively.

NOTE 4 - LONG-TERM INVESTMENTS

Long-term investments are summarized as follows at December 31:

                                                    2003
Name of Investee                            Amount       % of Ownership
------------------------------            ----------     --------------
Everbest Healthcare Co., Ltd                 81,565           1.84%
Techmo Taiwan Co., Ltd                      547,367          18.07%
Rico Foodstuff Co., Ltd                      29,047           0.47%
Golden Gate Hotel                         1,660,644
                                          ---------
Total                                     2,318,623
                                          =========

                                                    2002
Name of Investee                            Amount       % of Ownership
------------------------------            ----------     --------------
Everbest Healthcare Co., Ltd                 79,703           1.84%
Techmo Taiwan Co., Ltd                      534,867          18.07%
Rico Foodstuff Co., Ltd                      28,383           0.47%
Eternal Industries Co., Ltd                  85,768
Wisdom Industries Co., Ltd
Eastern Multimedial Co, Ltd                 286,700           0.03%
Modern Worldwide Internet
  & Multimedia Corp                          10,034          22.50%
Brilliance Worldwide Internet
 & Multimedia Corp                           10,034           0.70%
                                          ---------
Total                                     1,035,489
                                          =========

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LONG-TERM INVESTMENTS ((CONTINUED)

The Company made an investment through its two subsidiaries in the amount of $1,660,644. This amount was paid for the land. The land was registered under one of the major shareholders and director of the two subsidiaries. As of the date of this report, the title of this land has not been transferred to the Company.

NOTE 5 - PENSION BENEFITS

As the majority of the Company's employees are located in Taiwan, the Company has enacted provisions for employees' retirement in accordance with the Labor Standards Law of the Republic of China. An employee's pension obligation is computed based on years of service and average salary or wage for the 6 months prior to approved retirement. The Company contributes at an amount equal to 2% of salaries paid every month to a Pension Fund of the Central Trust of China, the trustee, and recognized the pension cost. Total pension expense incurred by the Company amounted to $4,253 and $4,662 for the years ended December 31, 2003 and 2002, respectively.

NOTE 6 - INCOME TAXES

All the Company's subsidiaries were incorporated and are operating in the Republic of China. The PRC income tax rate for 2002 and 2003 was 25%.

Income tax expense is provided based on accounting income after adjusting for permanent differences. The provision for income tax included deferred income tax resulting from items reported in different periods for tax and financial reporting purposes. Deferred income tax assets and liabilities are determined using enacted tax rates in effect for the years(s) in which the differences are expected to reverse. Valuation allowance is provided on deferred income tax assets to the extent that it is more likely than not that the tax benefits will not be realized. Over or under provision of prior year's income tax liabilities is included in the current year's income tax expense.

Any undistributed current earnings, on a tax basis, of the Company will be subject to an additional 10% corporate income tax if the earnings are not distributed within a specific period of time. This 10% additional tax on undistributed earnings paid by the Company will be recorded as an income tax expense in the year that the stockholders resolve to retain the earnings.

The Company's income tax returns for the years through 2001or 2002 have been assessed and approved by the tax Authority.

The income taxes, components of the Company's deferred tax assets and liabilities consist of the following:

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES, (CONTINUED)

                                                   2003           2002
                                                ---------      ---------
Income tax based on PRC income tax rate         1,728,338        955,467
U.S. income tax on the dividend                      --             --
U.S. income tax credit on the dividend               --             --
                                                ---------      ---------
Total income tax expense                        1,728,338        955,467
                                                =========      =========

As of December 31, 2003 and 2002, the balances of deferred tax assets were $37,073 and $30,969, respectively, which were related to one of the Company's subsidiaries, International Joyful Shopping Mall. Due to a history of losses, the management does not believe that sufficient objective, positive evidence currently exists to conclude that realization of deferred tax assets is more likely than not. As a result, the Company has provided a valuation allowance covering substantially all of the deferred tax assets.

NOTE 7 - STOCKHOLDERS' EQUITY

On August 12, 2003, the Company's board of directors approved a two-for one forward stock split of the common stock. The numbers of shares issued and outstanding during the periods reported have been retroactively adjusted to reflect the stock split.

On March 13, 2003, pursuant to a Stock Purchase agreement, the Company issued 27,611,048 (post split described above) shares of its $0.001 par value common stock for 80.75% of World Information China and operating control.


On July 2, 2003 the Company issued 140,000 (post split described above) shares of common stock to Charterbridge Financial Group Inc. for a Financial and Public Relations Agreement with Charterbridge Financial Group.

On July 2, 2003 the Company issued 200,000(post split described above) shares of common stock to May Davis Group for an Advisory and Investment Banking Agreement.

On July 11, 2003, the Company issued 4,694,344 (post split described above) shares of common stock under Rule Regulation S to 382 individuals in exchange for the remaining 19.25% ownership in World Information China.

On August 5, 2003, the Company issued 20,000 (post split described above) shares of common stock under Rule Regulation S for US$2,934.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY, (CONTINUED)

On September 22, 2003, the Company issued 100,000 shares of common stock.

On November 18, 2003, the Company issued 12,000,000 shares of common stock to Aurora Two, Ltd. contingent on financing and cancelled on March 2, 2004.

As of December 31, 2003, the issued shares of common stock were 51,965,392 and 39,965,392 shares were outstanding.

Under the Company's Articles of Incorporation in Taiwan, current year's net income, if any, shall first be used to pay all taxes and offset prior years' operating losses, then setting 10% of the remaining amount as legal reserve; and the remainder shall be appropriated as follows:

2.5% as special bonus to employees;
2.5% as remuneration to directors and supervisors;
95% as dividends to shareholders.

Dividends are distributed in shares of common stock or a combination of cash and common stock.

Based on the Company Law of the ROC, the appropriation for legal reserve is made until the reserve equals the aggregate par value of the Company's outstanding capital stock. The reserve can only be used to offset prior years' operating losses, when its amount is equal or more than 50% of the Company's capital.

The Appropriations and dividends per share are as follows:

                                                   Appropriation of Earnings
                                                   -------------------------
                                                       2003        2002
                                                     ---------   ---------
Legal reserve                                          285,146      96,055
Bonus paid to employee-in stock                         64,163      30,132
Bonus paid to employee-in cash                             630
Remuneration to director and supervisors
 - in stock
Remuneration to director and supervisors
 - in cash                                              37,873      30,132
Common stock dividend - in stock                     2,450,798   1,144,392
Common stock dividend - in cash                         12,815


On June 13, 2004, the Board declared that the Appropriations and payment of dividends shall be paid as follows:

Amounts due to its employee profit sharing plan are $64,163 and $30,132 in 2003 and 2002 respectively. On September 30, 2004 the Board of Directors will issue 250,000 shares of the Company's common stock of which: 125,000 shares will be distributed to the Taiwan employees, 75,000 shares will be distributed to the Taiwan Supervisors and 50,000 to the Board Members. The shares will be equally divided among the Board Members and the Board Members shall divide the other shares as they shall agree on that date.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY, (CONTINUED)

Amounts due to the shareholders are $2,450,798 and $1,144,392 in 2003 and 2002 respectively. The Board of Directors will to forward split its issued and outstanding stock 1.2 to 1 with a September 17, 2004 dividend date.

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company engaged in business transactions with the following related parties;

Name of Related Parties                        Relationship with the Company
-----------------------                        -----------------------------
JYH Sheng International
Technology Co., Ltd                            Major shareholder of the Company

Top of the Cloud Technology Co. Ltd            Major shareholder of the Company

Modern Worldwide Internate
& Multimedia Corp                              Major shareholder of the Company

The transactions with the aforementioned parties, in addition to disclose in other notes, are summarized as follows:

                                         For the years ended December 31,
                                                2003        2002
                                             ---------   ---------
Sales                                          337,889
                                             ---------   ---------
Other non-current assets                     1,965,780   1,920,890
                                             ---------   ---------
Accounts Receivable                            278,264
                                             ---------
Other Receivable                             1,775,997         632
                                             ---------   ---------
Other Payable                                1,802,364     207,038
                                             ---------   ---------

Sales to related parties are based on normal selling prices and collection terms.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS, (CONTINUED)

As of December 31, 2003, the Company's directly-owned subsidiary, International Joyful Shopping Mall, had receivables of $1,775,997 from its shareholder. This amount was advanced to this shareholder to seek for a potential investment opportunity during 2003. The receivable was not collected subsequent to December 31, 2003 due to the potential investment was not foreseeable. The Company did not believe that this receivable would be collected from the shareholder. On June 13, 2004, the Company forgave the receivable in exchange for the return to us of 3,500,000 shares of our common stock which were owned by the shareholder, as further described under "Subsequent Events" in note 10.

On July 12, 2001, the stockholders adopted a resolution to issue 7,000,000 shares at par value in exchanges for the land held by an original stockholder, JYH Sheng, The land was recorded at the original purchase cost. The land has not been used in the Company's operations since acquisition; therefore, it was classified under other assets as "Other non-current assets- Idle Land".

Other payable to shareholder $ 1,802,236 as of December 31, 2003. $1,431,864 was generated by paying the Company's estimated income tax and sales tax during the year. The payable was partially paid subsequent to December 31, 2003.

At the end of 2003, the Company issued to Mr. Morgan, former Chief Executive Officer and Chairman of the Board of Directors, a promissory note in the principal amount of $370,500 with interest at the rate of 6% per annum payable by April 30,2004, provided the Company receives US$10,000,000 or more in equity financing prior to such date. The Company failed to repay the $370,500 principal amount promissory note by April 30, 2004. On June 3, 2004, in consideration for Mr. Morgan waiving the default on the promissory note, the Company amended Mr. Morgan's settlement agreement, reducing the exercise price of Mr. Morgan's warrant to the closing price of the common stock on June 3, 2004, as further described under "Subsequent Events" in note 10

NOTE 9 - REVERSE MERGER

On January 3,, 2003, the Company entered into a Stock Purchase Agreement (the "Agreement") with World Information Technology, Inc., formerly EZ Travel, Inc. ("WRLI"), a State of Nevada publicly-traded company. Pursuant to the Agreement, WRLI acquired 80.75% of the outstanding common stock of the Company. As consideration for the shares, WRLI transferred 27,611,048 shares, adjusted for the 2 for 1 forward stock split on August 12, 2003, of its $0.001 par value common stock to World Info China. The acquisition was accounted for using the purchase method of accounting as applicable to reverse acquisitions because the former stockholders of the Company controlled the WRLI's common stock immediately upon conclusion of the transaction.

On July 11, 2003, the Company issued 4,694,344 shares of its common stock (post split adjusted) to 382 individuals in exchange for the remaining 19.25% ownership of World Info China. The Company currently own 100% of World Info China.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - REVERSE MERGER (CONTINUED)

The accounting for the transaction is identical to that resulting from a reverse-acquisition, except that no goodwill or other intangible assets shall be recorded. Accordingly, the financial statements of World Information Technology, Inc. will be the historical financial statements of the Company.

NOTE 10 - SUBSEQUENT EVENTS

On May 21, 2004, World Info China entered into an agreement for the purchase of Shanghai BoFeng Internet Technology Co. Ltd. The Company acquired 95% of the outstanding capital stock of Shanghai Bofeng Internet Technology in exchange of 38,786 shares of the Company's common stock.

On June 4, 2004 and June 6, 2004 the Company agreed to repurchase and retire 14,249,368 shares of common stock issued and currently outstanding to Cloud Technology Co., LTD ("Cloud") and JNY Seng International Technology LTD. ("JNY") have divested themselves of their ownership in the Company such that they can not influence the decision making process of the Company. In exchange, the Company transferred its ownership position in WeiChang International Technology, Inc. ("WeiChang") in exchange for the Cloud and JNY shares in the Company. Since WeiChang is a non-income performing asset and is recorded on the Company's balance sheet as a long term investment using the equity method. Management of the Company does not anticipate that WeiChang would be a income producing asset in the foreseeable future and the sole value of WeiChang is it's advancements in the cable set top box technology which currently requires significant additional capital to complete it's product, and when and if it's product were complete, would not be of benefit to the Company's current business plan. Further to this agreement, on May 26, 2004, the Company retired 2,464,014 shares of its own common stock previously issued to Forever King Technology Co., Ltd ("Forever King"). The Board authorized and directed the cancellation of the 17,314,014 shares of Company stock from the issued and outstanding on the Company's books. Through these transactions, the Company will remove $5,381,200 from it Long Term Investments in the second quarter of 2004.

The Settlement Agreement and Release and Waiver of Claims entered into the 13th day of June 2004 by and between Modern Worldwide Internet & Multimedia Corp. ("MODERN") and the Corporation. In exchange for MODERN'S release and waiver of any and all claims against the Company, MODERN has transferred 1,550,000 shares of common stock in the Company for cancellation from the issued and outstanding shares and all other promises MODERN has made therein (including, but not limited to, those relating to confidentiality) the Company has agreed to hereby transfer the 22.5% equity position that it holds in MODERN. MODERN shall retain ownership of 1,829,868 common shares of the Company.

               WORLD INFORMATION TECHNOLOGY, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS, (CONTINUED)

The Board the cancellation of the 1,550,000 shares of Company stock from the issued and outstanding on the Company's books.

The Corporation agrees to amend its' January 18, 2004 Agreement with Gary D. Morgan ("Morgan"). The Agreement reduces the Exercise Price of Morgan's Warrant dated January 25, 2004 to the closing price of the Company's stock on June 3, 2004. In the Agreement, the Corporation agrees to cancel the Note dated January 25, 2004 to Morgan in exchange for the Company signing a Promissory Note dated June 3, 2004 in the principal amount of $370,500.00, plus 4% annual interest from January 26, 2004, with repayment in eight equal payments of $53,413.46, paid semi-annually, with the first payment due December 11, 2004, with all contingencies and representations relating to the potential Company financing removed and an option for Morgan to convert the principal and interest at any time, in whole or part to common stock of the Company at the last sale price per share on the same day as Morgan shall give notice to the Company of Morgan's desire to covert.

On June 24, 2004, the Company entered into a Settlement Agreement and release and Waiver of Debt with its wholly owned subsidiary, World Info China, World Info China's majority owned subsidiary, International Joyful Shopping Mall Internet Business Co., Ltd. and an individual debtor to International Joyful Shopping Mall, Kuo Yu-Yen. During 2003, International Joyful Shopping Mall advanced to Kuo Yu-Yen $1,775,997 in cash to seek a potential investment opportunity on behalf of the International Joyful Shopping Mall. Acknowledging that Kuo Yu-Yen is unable to repay this sum, the debt was forgiven in exchange for the return to the Company of 3,500,000 shares common stock which was owned by Kuo Yu-Yen. The shares of common stock which were repurchased from Kuo Yu-Yen were valued at $0.51 per share ($1,775,997 / 3,500,000).

During the first five months of 2004, the Company had borrowed $650,000.00 from Mangonet, Inc. ("Mangonet") to fund its overhead expenses in the US. On June 5, 2004, the Company issued a promissory note to Mangonet, Ltd in the amount of $650,000 to fund restructuring costs. The promissory note accrues interest at the rate of 4% per annum and its payable in eight equal payments of $88,731,37, paid semi-annually, with the first payment due December 5, 2004. Mangonet has an option to convert the principal and interest of the promissory note at any time, in whole or in part, into the common stock at the last closing sale price per share on the day that Mangonet gives notice of its desire to covert. On June 17, 2004, the Company received a notice of Mangonet's desire to convert the promissory note into shares of the common stock.